Form 10-K
period 2013-05-31
BAND REP MANAGEMENT, INC.
filed 2013-08-26
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-183373

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)
Nevada		45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5481 Middleport Crescent, Mississauga, Ontario L4Z 3V2, Canada
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(775) 321-8207

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

As of May 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $6,000. The number of outstanding shares as of August 26, 2013 was 6,267,500 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

		Page Number
Item 1	Business	3
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1: BUSINESS

Business Development

Band Rep Management, Inc. (BRM, we, the Company) was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of May 31.

The Company intends to find and manage new music talents and bands for a 25% take of the earnings. As of the date of this 10K, we don’t have a functional website. We have secured our web domain (www.bandrepmanagement.com) and we have a website template that will be further developed upon available funds (see Plan of Operations).

BRM’s office is located at 112 North Curry Street, Carson City, Nevada, 89703, our telephone number is (775) 321-8207 and our fax number is (775) 546-6007. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

In order to start generating revenue, our company needs to raise enough funds to successfully implement our Plan of Operations. We do not believe that we would be able to successfully execute our business plan unless we raise at least $25,000 (50% of the shares offered) in the offering in the prospectus, but we may employ our best efforts to develop our Business with the available cash raised through the sale of our common shares. Our plan of operations is planned to be completed in a period of 12 months after we have raised enough funds to start implementing it. We are exclusively dependant on the success of the sale of the shares offered in the prospectus. Our president, Sergio Galli, has indicated that he will loan funds to the company to pay for costs to keep BRM’s status current with the SEC and other costs related to the offering for the next 12 months (up to $15,000) if necessary. There is no contract in place and this verbal commitment has no fixed repayment date and bears no interest.

As of May 31, 2013, our president and director has invested $16,000 in the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

In order to have a successful Business, BRM needs to implement its initial plan of operations as described below. We plan to have all the business structure ready before searching for the talents so we can start developing their careers and generating revenue. The actions described below are intended to take place in the order presented herein and only after successfully accomplishing the prior step.

- Step 1 – Research and interviews with attorneys: Our president will search for legal advice for the preparation of an initial services contract. It will be important to find a competent and reliable attorney and negotiate the best possible fee. Because we will possibly need legal advice in various moments (between us and our possible clients, record labels, music studios, etc.), a good relationship with a good attorney will be essential. The time frame estimated to accomplish these tasks will be 2 months and cost estimated at $12,000.

- Step 2 – Research and Initial contact with music studios and labels: Our president will, after completing the first step described above, research and negotiate deals with music studios and labels. The objective is to form long lasting relationships with agents and promoters. The time frame estimated to accomplish these tasks will be 4 months and cost estimated at $10,000.

- Step 3 – Website development: We plan to have our website fully developed only when we have successfully completed the steps described above. The Company’s president will oversee all the development of the website and will hire the necessary third party web developer, if necessary. The new artists would be able to upload their files for future BRM analysis and approval. At that point, we believe that we’ll be prepared to manage our business. The time frame estimated to accomplish these task will be 3 months and cost estimated at $5,000.

- Step 4 –Marketing Campaign: Our goal is to create public awareness on our business. We intend to advertise on internet social media channel’s, such as Facebook and place advertisements in specialized magazines and websites. The time frame estimated to accomplish these tasks will be 3 months and cost estimated at $12,000.

In summary, we anticipate that we will be fully operational 12 months after we have raised enough funds to implement our Plan of Operations. We believe that we will begin to generate revenue after we are able to successfully develop the steps described above. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. We believe we will be able to successfully implement our plan of operations if we raise at least 25% of the securities offered for sale by the Company.

The Company will incur additional expenses by becoming a reporting issuer; the Company’s net proceeds would first be allocated to keep the Company current in its Security and Exchange commission obligations. The Company’s president has stated that he would lend the Company money to maintain its reporting status if required but there is no written contract between the Company and the president and there can be no assurance that the president will lend the Company funds if required.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 321-8207 and our fax number is (775) 546-6007.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2013 the Company had no active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our May 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2013 Audited Financial Statements - Auditors Report.”

As of May 31, 2013, BRM had $154 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If BRM is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in BRM having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because BRM is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If BRM cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in BRM common stock would lose all of their investment.

The development and marketing of our products will continue over the next 12 months. BRM does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended May 31, 2013.  As of the fiscal year ended May 31, 2013 we had $154 of cash on hand in the bank. We incurred operating expenses in the amount of $17,501 in the fiscal year ended May 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $19,846.

BRM has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $50,000 over the next twelve months. The officer and director, Sergio Galli, has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured advance. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Band Rep Management, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2013

Audited

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

 Band Rep Management, Inc.

We have audited the accompanying balance sheets of Band Rep Management, Inc. (A Development Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholder’s equity (deficit), and cash flows for the years ended 2013 and 2012 and from inception (May 4, 2012) to May 31, 2013. Band Rep Management, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Band Rep Management, Inc. as of May, 2013 and 2012, and the results of its operations and its cash flows for the years ended 2013 and 2012 and from inception (May 4, 2012) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC Henderson, Nevada August 16, 2013

Joya Griffith, LLC  2580 Anthem Village Dr.  Henderson, NV  89052

Telephone (702) 563-1600  Facsimile (702) 920-8049

Band Rep Management, Inc.
(A Development Stage Company)

BALANCE SHEETS
Audited
	May 31, 2013	May 31, 2012

ASSETS

CURRENT ASSETS
Cash	$154	$5,000
TOTAL CURRENT ASSETS	154	5,000
TOTAL ASSETS	$154	$5,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,000	$1,345
Due to related party	10,000	-
TOTAL CURRENT LIABILITIES	14,000	1,345

STOCKHOLDER'S EQUITY /(DEFICIT)
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
6,000,000 shares of common stock	6,000	6,000
Deficit accumulated during development stage	(19,846)	(2,345)
TOTAL STOCKHOLDER'S EQUITY/ (DEFICIT)	(13,846)	3,655
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/ (DEFICIT)	$154	$5,000

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

	For the year ended	For the year ended	From inception (May 4, 2012) to
	May 31, 2013	May 31, 2012	May 31, 2013
EXPENSES

General and administrative	$(4,001)	$(2,345)	$(6,346)
Professional fees	(13,500)	-	(13,500)
Total expenses	(17,501)	(2,345)	(19,846)

NET LOSS	$(17,501)	$(2,345)	$(19,846)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	6,000,000	222,222

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to May 31, 2013
Audited
				Deficit
	Common Stock			accumulated
			Additional	during
	Number of	Amount	Paid-in	development
	Shares		Capital	stage	Total

Inception (May 4, 2012)
Common stock issued for cash at $0.001 per share on May 30, 2012	6,000,000	$6,000	$-	$-	$6,000

Net loss				(2,345)	(2,345)

Balance, May 31, 2012	6,000,000	6,000	-	(2,345)	3,655

Net Loss				(17,501)	(17,501)

Balance, May 31, 2013	6,000,000	$6,000	$-	$(19,846)	$(13,846)

The accompanying notes are an integral part of these financial statements

Band Rep Management, Inc.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Audited

	For the year ended	For the year ended	From inception (May 4, 2012) to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,501)	$(2,345)	$(19,846)
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	2,655	1,345	4,000
NET CASH USED IN OPERATING ACTIVITIES	(14,846)	(1,000)	(15,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	6,000	6,000
Due to related party	10,000	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,000	6,000	16,000

NET INCREASE (DECREASE) IN CASH	(4,846)	5,000	154

CASH, BEGINNING OF PERIOD	5,000	-	-

CASH, END OF PERIOD	$154	$5,000	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

May 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of May 31. It is a development-stage Company that intends to find and manage new music talents and bands for a 25% take of the earnings.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception (May 4, 2012) to May 31, 2013 totaling $19,846.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception (May 4, 2012) to May 31, 2013 of $19,846. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalent.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company had no source of revenue up to the year ended May 31, 2013. The Company will follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.

Earnings per share

The company follows ASC Topic 260 to account for the earnings per share. Basic loss per common share (“ EPS”) calculations are determined by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company does not have any potentially dilutive securities as at May 31, 2013, the accompanying presentation is only of basic loss per common share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued as at May 31, 2013.

On May 31, 2012, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

As of May 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2013 are as follows:

May 31, 2013
Net operating loss carry forward	19,846
Effective Tax rate	35%
Deferred Tax Assets	6,946
Less: Valuation Allowance	(6,946)
Net deferred tax asset	-

The net federal operating loss carry forward will expire between 2031 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2013, the Company received $10,000 of an interest free loan, repayable on demand, from the President.

NOTE 6 - SUBSEQUENT EVENTS

On July 31, 2013 the board authorised the selling of 267,500 shares at a price of $0.020 per share, for $5,350.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith & Company, LLC, operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

            We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of May 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal controls over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of May 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Sergio Galli has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer/director is set forth below:

Name	Age	Position(s)
Sergio Galli	53	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Sergio Galli has held his offices/positions since inception of our Company. Directors receive no compensation for serving on the Board of Directors

Executive officers

Sergio Galli

In his early 20's Sergio co-founded and played lead guitar for the successful and Juno award nominated pop rock band Platinum Blonde. After the band ran its course for six years Sergio went to work for Vandyk Properties in Mississauga, Ontario, a custom home builder. He successfully used his artistic flair and celebrity status to establish himself as a popular house designer.

 In the late August of 1998, Sergio started his own company, Bel-Air Homes, custom designing and building several homes each year.

Sergio's "first love" continued to be the music industry and Platinum Blonde still performs, playing shows across Canada to this day. He has developed many invaluable music industry contacts over the past three decades and has learned the inner workings of the music business.

We believe that our sole officer and director, Sergio Galli, has the experience and skills to manage and develop our business, because he co-founded and played lead guitar for the successful and Juno award nominated pop rock band Platinum Blonde. He has been intimately involved in every aspect of the music business since 1984. Platinum Blonde has written, recorded and produced five albums and negotiated record deals with international companies. They have toured across Canada most recently during the summer of 2012. Sergio has actively participated in every aspect of the management of the band and will use this knowledge to find, sign and promote new musical talent through Band Rep Management.

In 2004 Sergio created and managed the affairs of the band "The Ending". He produced the musical recording and the filming of videos which aired on Much Music (Canadian TV broadcast channel). He attempted to negotiate a record distribution deal with Atlantic Records but was unsuccessful.

Even though Sergio has been self-employed as a designer/builder for the last 14 years, we believe this will not detract from the time necessary to devote to Band Rep Management. Mr. Galli has not been associated to any other entity in the last 5 years.

Significant Employees

The Company does not, at present, have any employees other than the current officer/director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer/director.

Family Relations

There are no family relationships among the Directors and Officers of Band Rep Management, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer/director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer/director. Our executive officer/director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer/director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sergio Galli 5481 Middleport Crescent, Mississauga Ontario L4Z 3V2	6,000,000	100%
	All Beneficial Owners as a Group (1 person)	6,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer/director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Galli anticipates devoting at a minimum of ten to fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended May 31, 2013, we incurred $13,500 of accountant and incorporation fees.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

3.2	Bylaws of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Band Rep Management, Inc.

BY:      /s/ Sergio Galli

 ----------------------

Sergio Galli

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  August 26, 2013