Form 10-Q
period 2013-08-31
BAND REP MANAGEMENT, INC.
filed 2013-10-21
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-183373

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5481 Middleport Crescent, Mississauga, Ontario L4Z 3V2, Canada
(Address of principal executive offices) (Zip Code)

(775)321-8207
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                    Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as October 18, 2013 was 6,267,500 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

Band Rep Management, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2013

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Band Rep Management, Inc.

(A Development Stage Company)

BALANCE SHEETS
Unaudited

	August 31, 2013	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$479	$154
TOTAL CURRENT ASSETS	479	154
TOTAL ASSETS	$479	$154

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,500	4,000
Due to related party	19,700	10,000
TOTAL CURRENT LIABILITIES	22,200	14,000

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
6,267,500 shares of common stock (6,000,000 shares at May 31, 2013)	6,268	6,000
Additional Paid in Capital	5,083	-
Subscription Receivable	(5,350)	-
Deficit accumulated during development stage	(27,721)	(19,846)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$(21,721)	$(13,846)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$479	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months	Three months	From inception
	ended	ended	(May 4, 2012) to
	August 31, 2013	August 31, 2012	August 31, 2013
EXPENSES

General and administrative	$(1,375)	$(801)	$(7,721)
Professional fees	(6,500)	(7,000)	(20,000)
Total expenses	$(7,875)	$(7,801)	(27,721)

NET LOSS	$(7,875)	$(7,801)	$(27,721)
BASIC LOSS PER COMMON SHARE
	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$6,091,126	$6,000,000

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to August 31, 2013
Unaudited

	Common Stock		Additional	Deficit accumulated
	Number of		Paid-in	during development
	shares	Amount	Capital	stage	Total

Inception (May 4, 2012)
Common stock issued for cash at
$0.001 per share on May 30, 2012	6,000,000	$6,000	$-	$-	$6,000

Net loss				(2,345)	(2,345)

Balance, May 31, 2012	6,000,000	6,000	-	(2,345)	3,655

Net Loss				(17,501)	(17,501)

Balance, May 31, 2013	6,000,000	6,000	-	(19,846)	(13,846)

Common stock issued for cash at $0.020 per share	267,500	268	(5,350)
on July 31, 2013

Net Loss				(7,875)	(7,875)

Balance, August 31, 2013	6,267,500	6,268	(5,350)	(27,721)	(21,721)

The accompanying notes are an integral part of these financial statements

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Three months	Three months	From inception
	ended	ended	May 4, 2012 to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,875)	$(7,801)	$(27,721)
Change in operating assets and Liabilities:
Increase (decrease) in Accounts payable and accrued expenses	(1,500)	(1,345)	2,500
NET CASH USED IN OPERATING ACTIVITIES	(9,375)	(9,146)	(25,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,350	-	11,350
Subscription Receivable	(5,350)		(5,350)
Due to related party	9,700	5,000	19,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	9,700	5,000	25,700

NET INCREASE (DECREASE) IN CASH	325	(4,146)	479

CASH, BEGINNING OF PERIOD	154	5,000	-

CASH, END OF PERIOD	$479	$854	$479

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Earnings per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

8
Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

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

Recent Accounting Procedures
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2013
NOTE 3 – GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 30, 2012, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350. The funds are yet to be received.

As of August 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 the Company received advances from the sole Director of $19,700, to pay for general operating expenses. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 2: MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Band Rep Management, Inc. (BRM, we, the Company) was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of May 31.

The Company intends to find and manage new music talents and bands for a 25% take of the earnings.

Plan of Operation

As of August 31, 2013, our president and director has invested $19,700 in the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of the quarter ended August 31, 2013 we had $479 of cash on hand and operating expenses in the amount of $7,875. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,500,000 of or our common stock for sale to the public.  Our registration statement became effective on April 16, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Capital Resources

If BRM is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in BRM having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because BRM is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If BRM cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in BRM common stock would lose all of their investment.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Sergio Galli has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Galli expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended May 31,2013, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended May 31, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1: LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Band Rep Management, Inc.

BY:      /s/ Sergio Galli

 ----------------------

Sergio Galli

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

 -------------------------------

Sathaphon Srithonnang

Secretary

Dated:  October 18, 2013