Form 10-Q/A
period 2013-08-31
BAND REP MANAGEMENT, INC.
filed 2013-11-08
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment no. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013 to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 pf Regulation S-T and adjustments in the financial statements.

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

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
6,267,500 shares of common stock (6,000,000 shares at May 31, 2013)	6,268	6,000
Additional paid in capital	5,082	-
Subscription receivable	(5,350)	-
Deficit accumulated during development stage	(27,721)	(19,846)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(21,721)	$(13,846)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$479	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months	Three months	From inception
	ended	ended	(May 4, 2012) to
	August 31, 2013	August 31, 2012	August 31, 2013
EXPENSES

General and administrative	$(1,375)	$(801)	$(7,721)
Professional fees	(6,500)	(7,000)	(20,000)
Total expenses	$(7,875)	$(7,801)	(27,721)

NET LOSS	$(7,875)	$(7,801)	$(27,721)
BASIC LOSS PER COMMON SHARE
	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$6 ,090,136	$6,000,000

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to August 31, 2013
Unaudited

	Common Stock		Additional	Stock Receivable	Deficit accumulated
	Number of		Paid-in		during development
	shares	Amount	Capital		stage	Total

Inception (May 4, 2012)
Common stock issued for cash at
$0.001 per share on May 30, 2012	6,000,000	$6,000	$-	$-	-	$6,000

Net loss					(2,345)	(2,345)

Balance, May 31, 2012	6,000,000	6,000	-	-	(2,345)	3,655

Net Loss					(17,501)	(17,501)

Balance, May 31, 2013	6,000,000	6,000	-	-	(19,846)	(13,846)

Common stock issued at $0.020 per share on July 31, 2013	267,500	268	5,082	(5,350)	-	-

Net Loss					(7,875)	(7,875)

Balance, August 31, 2013	6,267,500	6,268	( 5,082	(5,350)	(27,721)	(21,721)

The accompanying notes are an integral part of these financial statements

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Three months	Three months	From inception
	ended	ended	May 4, 2012 to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,875)	$(7,801)	$(27,721)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,500)	(1,345)	2,500
NET CASH USED IN OPERATING ACTIVITIES	(9,375)	(9,146)	(25,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	6,000
Due to related party	9,700	5,000	19,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	9,700	5,000	25,700

NET INCREASE (DECREASE) IN CASH	325	(4,146)	479

CASH, BEGINNING OF PERIOD	154	5,000	-

CASH, END OF PERIOD	$479	$854	$479

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

3.2	Bylaws of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer (previously filed on October 21, 2013)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer (previously filed on October 21, 2013)

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

 ----------------------

Sergio Galli

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

/s/ Sathaphon Srithonnang

 -------------------------------

Sathaphon Srithonnang

Secretary

Dated:   November 08 , 2013