Form 10-Q
period 2013-11-30
BAND REP MANAGEMENT, INC.
filed 2014-01-14
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		001 - 36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 14, 2014 was 6,267,500 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

Band Rep Management, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2013

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Band Rep Management, Inc.
(A Development Stage Company)

BALANCE SHEETS
Unaudited
	November 30, 2013	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$5,565	$154
TOTAL CURRENT ASSETS	5,565	154
TOTAL ASSETS	$5,565	$154

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,300	$4,000
Due to related party	24,700	10,000
TOTAL CURRENT LIABILITIES	27,000	14,000

STOCKHOLDER'S DEFICIT
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
6,267,500 shares of common stock (6,000,000 shares at May 31, 2013)	6,268	6,000
Additional paid in capital	5,082	-
Deficit accumulated during development stage	(32,785)	(19,846)
TOTAL STOCKHOLDER'S DEFICIT	(21,435)	(13,846)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,565	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months ended	Three months ended	Six Months ended	Six Months ended	From inception (May 4, 2012) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013
EXPENSES

General and administrative	$(814)	$(600)	$(2,189)	$(1,401)	$(8,535)
Professional fees	(4,250)	(1,500)	(10,750)	(9,000)	(24,250)
Total expenses	(5,064)	(2,100)	(12,939)	(10,401)	(32,785)

NET LOSS	$(5,064)	$(2,100)	$(12,939)	$(10,401)	$(32,785)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC

	6,267,500	6,000,000	6,179,795	6,000,000

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to November 30, 2013
Unaudited
				Deficit
				accumulated
	Common Stock		Additional	during
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (May 4, 2012)
Common stock issued for cash at $0.001
per share on May 30, 2012	6,000,000	$6,000	$-	$-	$6,000

Net loss				(2,345)	(2,345)

Balance, May 31, 2012	6,000,000	6,000	-	(2,345)	3,655

Net Loss				(17,501)	(17,501)

Balance, May 31, 2013	6,000,000	6,000	-	(19,846)	(13,846)

Common stock issued for cash
at $0.020 per share on July 31, 2013	267,500	268	5,082		5,350

Net Loss				(12,939)	(12,939)

Balance, November 30, 2013	6,267,500	$6,268	$5,082	$(32,785)	$(21,435)

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Six Months ended	Six Months ended	From inception (May 4, 2012) to
	November 30, 2013	November 30, 2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,939)	$(10,401)	$(32,785)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,700)	755	2,300

NET CASH USED IN OPERATING ACTIVITIES	(14,639)	(9,646)	(30,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,350	-	11,350
Due to related party	14,700	5,000	24,700

NET CASH PROVIDED BY FINANCING ACTIVITIES
	20,050	5,000	36,050

NET INCREASE (DECREASE) IN CASH	5,411	(4,646)	5,565

CASH, BEGINNING OF PERIOD	154	5,000	-

CASH, END OF PERIOD	$5,565	$354	$5,565

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
November 30, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended November 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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
November 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
November 30, 2013

NOTE 3 – GOING CONCERN (continued)

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

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company received advances from the sole Director of $24,700, to pay for general operating expenses. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

As of November 30, 2013, our president and director has loaned $24,700 to the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of the quarter ended November 30, 2013 we had $5,565 of cash on hand and operating expenses in the amount of $5,064. For the six months ended November 30, 2013 and 2012 the operating expenses were $12,939 and $10,401 respectively. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,500,000 of  our common stock for sale to the public.  Our registration statement became effective on April 16, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and  have no current material commitments.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Sergio Galli has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Galli’s expression is neither a contract nor agreement between him and the company.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the six months period ended November 30, 2013 there is no change in the internal control over financial reporting from as reported in our Annual Report on Form 10-K for the year ended May 31, 2013, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the six months period ended November 30, 2013 there is no change in the internal control over financial reporting from as reported in our Annual Report on Form 10-K for the year ended May 31, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated:  January 14, 2014