Form 10-Q
period 2014-02-28
BAND REP MANAGEMENT, INC.
filed 2014-04-10
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		001 - 36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 9, 2014 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

Band Rep Management, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2014

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Band Rep Management, Inc.
(A Development Stage Company)

BALANCE SHEETS
Unaudited
	February 28, 2014	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$515	$154
TOTAL CURRENT ASSETS	515	154
TOTAL ASSETS	$515	$154

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,000	$4,000
Due to related party	24,700	10,000
TOTAL CURRENT LIABILITIES	26,700	14,000

STOCKHOLDER'S DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
110,022,572 shares of common stock (60,000,072 shares at May 31, 2013)	110,023	60,000

Deficit accumulated during development stage	(136,208)	(73,846)
TOTAL STOCKHOLDER'S DEFICIT	(26,185)	(13,846)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$515	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months ended	Three months ended	Nine Months ended	Nine Months ended	From inception (May 4, 2012) to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014
EXPENSES

General and administrative	$(500)	$(1,200)	$(2,689)	$(2,601)	$(9,035)
Professional fees	(4,250)	(3,000)	(15,000)	(12,000)	(28,500)
Total expenses	(4,750)	(4,200)	(17,689)	(14,601)	(37,535)

NET LOSS	$(4,750)	$(4,200)	$(17,689)	$(14,601)	$(37,535)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC

	110,022,572	60,000,072	52,215,373	60,000,072

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to February 28, 2014
Unaudited
			Deficit
			accumulated
	Common Stock		during
	Number of		development
	shares	Amount	stage	Total

Inception (May 4, 2012)
Common stock issued for cash at $0.0000005
per share on May 30, 2012	60,000,072	$60,000	$(54,000)	$6,000

Net loss			(2,345)	(2,345)

Balance, May 31, 2012	60,000,072	60,000	(56,345)	3,655

Net Loss			(17,501)	(17,501)

Balance, May 31, 2013	60,000,072	60,000	(73,846)	(13,846)

Common stock issued for cash
at $0.0001 per share on July 31, 2013	50,022,500	50,023	(44,673)	5,350

Net Loss			(17,689)	(17,689)

Balance, February 28, 2013	110,022,572	110,023	(136,208)	(26,185)

On February 6, 2014 the company approved a 187:1 forward split of the common shares and on February 7, 2014 the company approved cancellation of 5,679,144 shares of common stock (pre-split). The number os shares have been retroactively restated. See re-classification footnote no. 5.

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months ended	Nine Months ended	From inception (May 4, 2012) to
	February 28, 2014	February 28, 2013	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,689)	$(14,601)	$(37,535)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,000)	(245)	2,000

NET CASH USED IN OPERATING ACTIVITIES	(19,689)	(14,846)	(35,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,350	-	11,350
Due to related party	14,700	10,000	24,700

NET CASH PROVIDED BY FINANCING ACTIVITIES
	20,050	10,000	36,050

NET INCREASE (DECREASE) IN CASH	361	(4,846)	515

CASH, BEGINNING OF PERIOD	154	5,000	-

CASH, END OF PERIOD	$515	$154	$515

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Company)

NOTES TO THE  UNAUDITED FINANCIAL STATEMENTS

February 28, 2014

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The cash is held in trust account.

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

February 28, 2014

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

February 28, 2014

NOTE 3 – GOING CONCERN (continued)

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

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350.

On February 6, 2014 the Company approved an increase of authorized to 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On February 6 , 2014 the company approved a 187:1 forward split of the common shares.  All shares have been retroactively restated.

On February 7, 2014 the Company redeemed 5,679,144 shares.

As of February 28, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Effective February 7, 2014, the President voluntarily cancelled 5,679,144 shares of his outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to accumulated deficit.

Band Rep Management, Inc.

(A Development Stage Company)

NOTES TO THE  UNAUDITED FINANCIAL STATEMENTS

February 28, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2014 the Company received advances from the sole Director of $24,700, to pay for general operating expenses. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

NOTE 7 - SUBSEQUENT EVENTS

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

Plan of Operation

As of February 28, 2014, our president and director has loaned $24,700 in the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of the quarter ended February 28, 2014 we had $515 of cash on hand and operating expenses in the amount of $4,750 as compared to $154 of cash on hand and operating expenses of $4,200 for the three months ended February 28, 2013. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 467,500,000 of  our common stock for sale to the public.  Our registration statement became effective on April 16, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the three-month period ended February 28, 2014 there were no changes in the internal control over this financial report.  it remains the same as reported in our Annual Report on Form 10-K for the year ended May 31, 2013. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the three-month period ended February 28, 2014 there were no changes in the internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended May 31, 2013.  Management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. MINE SAFETY DISCLOSURES

        Not Applicable

ITEM 5. OTHER INFORMATION

For the three month period ended February 28, 2014 the Company redeemed 5,679,144 shares and approved a 187:1 forward stock split of the common shares.  All shares have been retroactively restated.

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

Dated:  April 9, 2014