Form 10-Q/A
period 2014-02-28
BAND REP MANAGEMENT, INC.
filed 2014-04-30
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note: This Amendment No. 1 on Form 10-Q amends our Quarter Report on Form 10-Q, which was originally filed with the SEC on April 10, 2014. We are filing this Amendment No. 1 on Form 10-Q/A solely to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements. Controls and Procedures and to correct the dates and titles of the certifications included herein.

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

Dated:  April 29, 2014