Form 10-K
period 2014-05-31
BAND REP MANAGEMENT, INC.
filed 2014-09-05
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	May 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	000-36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)
Nevada		45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5481 Middleport Crescent, Mississauga, Ontario L4Z 3V2, Canada
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(775) 321-8207

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

Yes | | No |X| (Not required by smaller reporting companies)

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
Yes |X| No |_|

As of May 31, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $110,023. The number of outstanding shares as of September 1, 2014 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

		Page Number
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

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

As of May 31, 2014, our president and director has loaned $25,830 to the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

-

Step 3 – Website development: We plan to have our website fully developed only when we have successfully completed the steps described above. The Company’s president will oversee all the development of the website and will hire the necessary third party web developer, if necessary. The new artists would be able to upload their files for future BRM analysis and approval. At that point, we believe that we’ll be prepared to manage our business. The time frame estimated to accomplish these tasks will be 3 months and cost estimated at $5,000.

-

Step 4 –Marketing Campaign: Our goal is to create public awareness of our business. We intend to advertise on internet social media channel’s, such as Facebook and place advertisements in specialized magazines and websites. The time frame estimated to accomplish these tasks will be 3 months and cost estimated at $12,000.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2014 the Company had 30 active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

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

As of May 31, 2014, BRM had $515 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended May 31, 2014.  As of the fiscal year ended May 31, 2014 we had $515 of cash on hand in the bank. We incurred operating expenses in the amount of $23,269 in the fiscal year ended May 31, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $43,115.

            The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or possibly through a merger with an operating company.

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

May 31, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Band Rep Management, Inc.

We have audited the accompanying balance sheets of Band Rep Management, Inc. as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception (May 4, 2012) to May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Band Rep Management, Inc. as of May 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended and from inception (May 4, 2012) to May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 1, 2014

Band Rep Management, Inc.

(A Development Stage Company)

BALANCE SHEETS

Unaudited

	May 31, 2014	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$515	$154
TOTAL CURRENT ASSETS	515	154
TOTAL ASSETS	$515	$154

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,450	$4,000
Due to related party	25,830	10,000
TOTAL CURRENT LIABILITIES	32,280	14,000
TOTAL LIABILITIES	32,280	14,000

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
110,022,572 shares of common stock (60,000,072 shares at May 31, 2013)	110,023	60,000
Deficit accumulated during development stage	(141,788)	(73,846)
TOTAL STOCKHOLDERS’ DEFICIT	(31,765)	(13,846)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$515	$154

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Audited

	Year ended May 31, 2014	Year ended May 31, 2013	From inception (May 4, 2012) to May 31, 2014
EXPENSES

General and administrative	$(4,019)	$(4,001)	$(10,365)
Professional fees	(19,250)	(13,500)	(32,750)
Total expenses	(23,269)	(17,501)	(43,115)

NET LOSS	$(23,269)	$(17,501)	$(43,115)

BASIC LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	101,799,695	60,000,072

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc. (A Development Stage Company) STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) From inception (May 4, 2012) to May 31, 2014 Audited

	Common Stock
	Number of shares	Amount	Deficit accumulated during development stage	Total
Inception (May 4, 2012)
Common stock issued for cash at $0.0001 per share on May 30, 2012	60,000,072	$60,000	$(54,000)	$6,000
Net loss	-	-	(2,345)	(2,345)

Balance, May 31, 2012	60,000,072	60,000	(56,345)	3,655

Net Loss	-	-	(17,501)	(17,501)

Balance, May 31, 2013	60,000,072	60,000	(73,846)	(13,846)

Common stock issued for cash at $0.0001 per share on July 31, 2013	50,022,500	50,023	(44,673)	5,350

Net Loss	-	-	(23,269)	(23,269)

Balance, May 31, 2014	110,022,572	$110,023	$(141,788)	$(31,765)

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Audited

	Year ended May 31, 2014	Year ended May 31, 2013	From inception (May 4, 2012) to May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,269)	$(17,501)	$(43,115)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,450	2,655	6,450
NET CASH USED IN OPERATING ACTIVITIES	(20,819)	(14,846)	(36,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,350	-	11,350
Due to related party	15,830	10,000	25,830

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,180	10,000	37,180

NET INCREASE (DECREASE) IN CASH	361	(4,846)	515

CASH, BEGINNING OF YEAR	154	5,000	-

CASH, END OF YEAR	$515	$154	$515

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

May 31, 2014

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

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $43,115.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $43,115.  The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or possibly through a merger with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and director has committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue and Recognition
The Company had no source of revenue up to the year ended May 31, 2014. The Company will follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.

Earnings per share

The company follows ASC Topic 260 to account for the earnings per share. Basic loss per common share (“ EPS”) calculations are determined  by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per common share.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 30, 2012, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350.
On February 6, 2014 the Company approved a 187:1 forward split of the common stock.

On February 7, 2014, the Company redeemed 5,679,144 shares belonging to the President for no cash. All shares have been retroactively restated. See re-classification footnote No. 4

As of May 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

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

NOTE 5 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2014 are as follows:

                                                                                                     May 31, 2014

Net operating loss carry forward                                      43,115
Effective Tax rate                                                              0.35
________________________________________________________________________________________________

Deferred Tax Assets                                                       15,090
Less: Valuation Allowance                                             (15,090)

________________________________________________________________________________________________
Net deferred tax asset                                                           -
_____________________________________________________________________________

The net federal operating loss carry forward will expire between 2031 and 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 31, 2014, the Company has received $25,830 of an interest free loan, repayable on demand, from the President.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith, LLC, operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

As of May 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal controls over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of May 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer/director is set forth below:

Name	Age	Position(s)
Sergio Galli	54	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Even though Sergio has been self-employed as a designer/builder for the last 15 years, we believe this will not detract from the time necessary to devote to Band Rep Management. Mr. Galli has not been associated to any other entity in the last 5 years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sergio Galli 5481 Middleport Crescent, Mississauga Ontario L4Z 3V2	60,000,072	54.53%
	All Beneficial Owners as a Group (1 person)	60,000,072	54.53%

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended May 31, 2014, we incurred $13,250 of accountant and incorporation fees.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

3.2	Bylaws of Band Rep Management, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 17, 2012)

23.1	Consent of De Joya Griffith, LLC, Certified Public Accountants & Consultants

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

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

Dated:  September 1, 2014