Form 10-Q
period 2014-08-31
BAND REP MANAGEMENT, INC.
filed 2014-10-15
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		001 - 36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5481 Middleport Crescent, Mississauga, Ontario L4Z 3V2, Canada
(Address of principal executive offices) (Zip Code)

(775) 321-8207
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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as October 13, 2014 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

A DEVELOPMENT STAGE COMPANY

QUARTERLY REPORT ON FORM 10-Q

Band Rep Management, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2014

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Band Rep Management, Inc.

(A Development Stage Company)

BALANCE SHEETS
Unaudited
	August 31, 2014	May 31, 2014

ASSETS

CURRENT ASSETS
Cash	$515	$515
TOTAL CURRENT ASSETS	515	515
TOTAL ASSETS	$515	$515

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,880	$6,450
Due to related party	25,830	25,830
TOTAL CURRENT LIABILITIES	40,710	32,280
TOTAL LIABILITIES	40,710	32,280

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
110,022,572 shares of common stock	110,023	110,023
Deficit accumulated during development stage	(150,218)	(141,788)
TOTAL STOCKHOLDERS' DEFICIT	(40,195)	(31,765)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515	$515

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

A Development Stage Company

STATEMENTS OF OPERATIONS
Unaudited

	3 months	3 months	From inception
	Ended	ended	(May 4, 2012) to
	August 31, 2014	August 31, 2013	August 31, 2014
EXPENSES

General and administrative	$(1,430)	$(1,375)	$(11,795)
Professional fees	(7,000)	(6,500)	(39,750)
Total expenses	(8,430)	(7,875)	(51,545)

NET LOSS	$(8,430)	$(7,875)	$(51,545)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	110,022,572	76,203,305

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc. (A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (May 4, 2012) to August 31, 2014
Unaudited
			Deficit
	Common Stock		accumulated
			during
	Number of		development
	shares	Amount	stage	Total

Inception (May 4, 2012)
Common stock issued for cash at $0.0001
per share on May 30, 2012	60,000,072	$60,000	$(54,000)	$6,000

Net loss			(2,345)	(2,345)

Balance, May 31, 2012	60,000,072	60,000	(56,345)	3,655

Net Loss			(17,501)	(17,501)

Balance, May 31, 2013	60,000,072	60,000	(73,846)	(13,846)

Common stock issued for cash at $0.0001
per share on July 31, 2013	50,022,500	50,023	(44,673)	5,350

Net Loss			(23,269)	(23,269)

Balance, May 31, 2014	110,022,572	110,023	(141,788)	(31,765)

Net Loss			(8,430)	(8,430)

Balance, August 31, 2014	110,022,572	$110,023	$(150,218)	$(40,195)

On February 6, 2014 the company approved a 187:1 forward split of the common stocks and on February 7, 2014 the company approved cancellation of 5,679,144 common stock (pre-split).   All shares have been retroactively restated.  See re-classification footnote No. 4

The accompanying notes are an integral part of these financial statements

Band Rep Management, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

			From inception
	3 Months	3 Months	May 4, 2012
	ended	ended	to
	August 31, 2014	August 31, 2013	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,430)	$(7,875)	$(51,545)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	8,430	(1,500)	14,880
NET CASH USED IN OPERATING ACTIVITIES	-	(9,375)	(36,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	11,350
Due to related party	-	9,700	25,830
NET CASH PROVIDED BY FINANCING ACTIVITIES
	-	9,700	37,180

NET INCREASE IN CASH	-	325	515

CASH, BEGINNING OF PERIOD	515	154	-

CASH, END OF PERIOD	$515	$479	$515

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2014

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements.  The results of operations for the periods ended August 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

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

NOTE 4 – CAPITAL STOCK

On February 6, 2014, the Company approved an increase of authorized common shares to 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 30, 2012, the sole Director purchased 6,000,000 shares of the common stock in the Company at $0.001 per share for $6,000.

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350.
On February 6, 2014 the company approved a 187:1 forward split of the common shares. All shares have been retroactively restated.
On February 7, 2014 the Company redeemed 5,679,144 shares.

As of August 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2014, the Company received advances from the sole Director of $25,830, to pay for general operating expenses. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

As of August 31, 2014, our president and director has loaned $25,830 in the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of the quarter ended August 31, 2014 we had $515 of cash on hand and operating expenses in the amount of $8,430 as compared to $515 of cash on hand and operating expenses of $7,875 for the three months ended August 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 110,022,572 of  our common stock for sale to the public.  Our registration statement became effective on April 16, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan.  Our President, Sergio Galli has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Galli’s expression is neither a contract nor agreement between him and the company.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the three-month period ended August 31, 2014 there were no changes in the internal control over this financial report. It remains the same as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the three-month period ended August 31, 2014 there were no changes in the internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. Management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of August 31, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Dated:  October 13, 2014