Form 10-Q
period 2014-11-30
BAND REP MANAGEMENT, INC.
filed 2015-01-20
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number: 001-36123

Band Rep Management, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

45-5243254

(I.R.S. Employer Identification No.)

8th Floor, Tower 5, China Hong Kong City,

33 Canton Road, Tsim Sha Tsui, Hong Kong

(Address of principal executive offices)   (Zip Code)

(775) 321-8207

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of the Registrant's Common Stock as January 5, 2015 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits

Band Rep Management, Inc.

BALANCE SHEETS
(Unaudited)
	November 30, 2014	May 31, 2014

ASSETS

CURRENT ASSETS
Cash	$515	$515
TOTAL CURRENT ASSETS	515	515
TOTAL ASSETS	$515	$515

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,171	$6,450
Due to related party	1,200	25,830
TOTAL CURRENT LIABILITIES	18,371	32,280
TOTAL LIABILITIES	18,371	32,280

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
110,022,572 shares of common stock	110,023	110,023
Additional paid in capital	25,830	-
Accumulated deficit	(153,709)	(141,788)
TOTAL STOCKHOLDERS' DEFICIT	(17,856)	(31,765)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515	$515

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
EXPENSES

General and administrative	$-	$(814)	$(1,430)	$(2,189)
Professional fees	(3,491)	(4,250)	(10,491)	(10,750)
Total expenses	(3,491)	(5,064)	(11,921)	(12,939)

NET LOSS	$(3,491)	$(5,064)	$(11,921)	$(12,939)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	110,022,572	110,022,572	110,022,572	93,621,753

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months	6 Months
	ended	ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,921)	$(12,939)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	10,721	(1,700)
NET CASH USED IN OPERATING ACTIVITIES	(1,200)	(14,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	5,350
Due to related party	1,200	14,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	1,200	20,050

NET INCREASE IN CASH	-	5,411

CASH, BEGINNING OF PERIOD	515	154

CASH, END OF PERIOD	$515	$5,565

Non cash supplemental disclosures: Forgiveness of related party debt	$25,830

The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2014

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at  November 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements.  The results of operations for the periods ended November 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of  November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

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

Recent Accounting Procedures

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of stockholders' deficit and statements of cash flows.  In addition, the financial statements will no longer be labeled as those of a development stage entity.

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
On February 7, 2014 the Company redeemed 5,679,144 shares.

As of November 30, 2014, there were no new issuances. As of November 30, 2014, a total of 110,022,572 shares were issued and outstanding.

As of November 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at November 14, 2014, the Company had received advances from Sergio Galli, the former Director, in the amount of $25,830, to pay for general operating expenses. The amount due to Sergio Galli is unsecured and non-interest bearing with no set terms of repayment. On November 14 2014, Sergio Galli forgave all the outstanding  amounts due to him which has been recorded as additional paid in capital.

On November 14, 2014, Xiaoying Lei, the new director paid $3,491 transfer agent fee for the Company and such payment  was classified as due to related parties. The amount due to Xiaoying Lei is unsecured and non-interest bearing with no set terms of repayment.

NOTE 6-CHANGE OF CONTROL

On November 14, 2014, Sergio Galli, who was the controlling shareholder of the Company, sold all of his 60,000,072 shares of common stock to Lei Xiaoying  for an aggregated price of $ 160,000.00. The sold 380,000 shares of common stock represented approximately 54.53% of the total issued and outstanding common stock of the Company.  As result of this share purchase transaction, Lei Xiaoying became the controlling shareholder of the Company.  Lei Xiaoying used personal funds for the transaction.

On November 14, 2014, Lei Xiaoying became the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

NOTE 7 - SUBSEQUENT EVENTS

On December 17, 2014, Xiaoying Lei paid the $17,171 accrued liabilities of the Company and the $17,171 payment made by Xiaoying Lei became due to related party.

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

The Company intends to find and manage new music talents and bands.

Results of Operations and Plan of Operation

As of November 30, 2014, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of November 14, 2014, the Company received advances from Sergio Galli, the former Director, of $25,830, to pay for general operating expenses. The amount due to Sergio Galli is unsecured and non-interest bearing with no set terms of repayment. On November 14 2014, Sergio Galli forgave all the outstanding  amounts due to him which has been recorded as additional paid in capital.

On November 14, 2014, Xiaoying Lei, the new director paid $3,491 transfer agent fee for the Company and such payment was classified as due to related parties. The amount due to Xiaoying Lei is unsecured and non-interest bearing with no set terms of repayment.

On December 17, 2014, Xiaoying Lei paid the $17,171 accrued liabilities of the Company and the $17,171 payment made by Xiaoying Lei became due to related party.

As of the quarter ended November 30, 2014 we had $515 of cash on hand and operating expenses in the amount of $ 3,491 as compared to $5,565 of cash on hand and operating expenses of $5,064 for the three months ended November 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan.  Our President, Xiaoying Lei, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Xiaoying Lei’s expression is neither a contract nor agreement between him and the company.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the three-month period ended  November 30, 2014 there were no changes in the internal control over this financial report. It remains the same as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the three-month period ended November 30, 2014 there were no changes in the internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. Management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of November 30, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

 Band Rep Management, Inc.

BY:      Xiaoying Lei

 ----------------------

Xiaoying Lei

President, Secretary Treasurer, Chief Executive Officer,

Chief Financial Officer and Director

Dated:  January 19, 2015