Form 10-Q
period 2015-02-28
BAND REP MANAGEMENT, INC.
filed 2015-04-14
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		001 - 36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 07, 2015 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits

Band Rep Management, Inc.

BALANCE SHEETS (Unaudited)
	28-Feb-2015	31-May-2014
ASSETS

CURRENT ASSETS
Cash	$515	$515
TOTAL CURRENT ASSETS	515	515
TOTAL ASSETS	$515	$515
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$6,450
Due to related party	$21,121	$25,830
TOTAL CURRENT LIABILITIES	21,121	32,280
TOTAL LIABILITIES	$21,121	$32,280
STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 110,022,572 shares of common stock	110,023	110,023
Additional paid in capital	25,830	-
Accumulated deficit	(156,459)	(141,788)
TOTAL STOCKHOLDERS' DEFICIT	(20,606)	(31,765)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515	$515
The accompanying notes are an integral part of these financial statements

Band Rep Management, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	3 months ended February 28, 2015	3 months ended February 28, 2014	9 months ended, February 28, 2015	9 months ended, February 28, 2014
EXPENSES

General and administrative	-	($500)	($1,430)	($2,689)
Professional fees	($2,750)	($4,250)	($13,241)	($15,000)
Total expenses	($2,750)	($4,750)	($14,671)	($17,000)

NET LOSS	($2,750)	($4,750)	($14,671)	($17,689)

BASIC LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	110,022,572	110,022,572	110,022,572	52,215,373
The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months	9 Months
	ended	ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($14,671)	($17,689)
Change in operating assets and liabilities: Decrease in accounts payable and accrued expenses	($6,450)	($2,000)
NET CASH USED IN OPERATING ACTIVITIES	($21,121)	($19,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	$5,350
Due to related party	$21,121	$14,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	$21,121	$20,050
NET INCREASE IN CASH	-	$361
CASH, BEGINNING OF PERIOD	$515	$154
CASH, END OF PERIOD	$515	$515
Non cash supplemental disclosure: Forgiveness of related party debt	$25,830
The accompanying notes are an integral part of these financial statements.

Band Rep Management, Inc.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2015

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at  February 28, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements.  The results of operations for the periods ended February 28, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of  February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

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

On July 31, 2013, the Company issued 267,500 Common shares at $0.020 per share for $5,350.
On February 6, 2014, the company approved a 187:1 forward split of the common shares. All shares have been retroactively restated.
On February 7, 2014, the Company redeemed 5,679,144 shares.

As of February 28, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 14, 2014, the Company  received advances from Sergio Galli, the former Director, in the amount of $25,830, to pay for general operating expenses. The amount due to Sergio Galli was unsecured and non-interest bearing with no set terms of repayment. On November 14 2014, Sergio Galli forgave all the outstanding amounts due to him.

On November 14, 2014, Xiaoying Lei, the new director paid $3,491 transfer agent fees for the Company and such payment was classified as due to related parties. The amount due to Xiaoying Lei is unsecured and non-interest bearing with no set terms of payment.

During the three months ended February 28, 2015, Xiaoying Lei, the new director paid off the entire amount of  $17,171 of the Company’s accounts payables and accrued liabilities and  $21,121 was recorded as due to related party.

NOTE 6-CHANGE OF CONTROL

On November 14, 2014, Sergio Galli, who was the controlling shareholder of the Company, sold all of his 60,000,072 shares of common stock to Lei Xiaoying  for an aggregated price of $ 160,000.00. The sold 60,000,072 shares of common stock represented approximately 54.53% of the total issued and outstanding common stock of the Company.  As result of this share purchase transaction, Lei Xiaoying became the controlling shareholder of the Company.  Lei Xiaoying used personal funds for the transaction.

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

Results of Operations

As of February 28, 2015, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of November 14, 2014, the Company received advances from Sergio Galli, the former Director, of $25,830, to pay for general operating expenses. The amount due to Sergio Galli was unsecured and non-interest bearing with no set terms of repayment. On November 14 2014, Sergio Galli forgave all the outstanding  amounts due to him.

On November 14, 2014, Xiaoying Lei, the new director paid $3,491 transfer agent fees of the Company and such payment was classified as due to related parties. The amount due to Xiaoying Lei is unsecured and non-interest bearing with no set terms of payment.

On December 17, 2014, Xiaoying Lei paid the $17,171 of accrued liabilities of the Company and the $17,171 payment made by Xiaoying Lei became due to related party.

During the three months ended February 28, 2015, Xiaoying Lei paid $17,171 of the Company’s accounts payables and accrued liabilities and  $21, 121 was recorded as due to related party.

As of the quarter ended February 28, 2015 we had $515 of cash on hand and operating expenses in the amount of $2,750 as compared to  operating expenses of $4,750 for the three months ended February 28, 2014. These operating expenses were comprised of professional fees and office and general expenses.

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

Step 1 – Research and interviews with attorneys: Our president will search for legal advice for the preparation of an initial services contract. It will be important to find a competent and reliable attorney and negotiate the best possible fee. Because we will possibly need legal advice in various moments (between us and our possible clients, record labels, music studios, etc.), a good relationship with a good attorney will be essential. The time frame estimated to accomplish these tasks will be 2 months and cost an estimated $12,000.

-

Step 2 – Research and Initial contact with music studios and labels: Our president will, after completing the first step described above, research and negotiate deals with music studios and labels. The objective is to form long lasting relationships with agents and promoters. The time frame estimated to accomplish these tasks will be 4 months and cost an estimated $10,000.

-

Step 3 – Website development: We plan to have our website fully developed only when we have successfully completed the steps described above. The Company’s president will oversee all the development of the website and will hire the necessary third party web developer, if necessary. The new artists would be able to upload their files for future BRM analysis and approval. At that point, we believe that we’ll be prepared to manage our business. The time frame estimated to accomplish these task will be 3 months and cost an estimated $5,000.

-

Step 4 –Marketing Campaign: Our goal is to create public awareness of our business. We intend to advertise on internet social media channel’s, such as Facebook and place advertisements in specialized magazines and websites. The time frame estimated to accomplish these tasks will be 3 months and cost an estimated $12,000.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the three-month period ended February 28, 2015 there were no changes in the internal control over this financial report. It remains the same as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the three-month period ended February 28, 2015 there were no changes in the internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. Management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of February 28, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                        Band Rep Management, Inc.

BY:      Xiaoying Lei

 ----------------------

Xiaoying Lei

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  April 13, 2015