Form 10-Q
period 2015-08-31
BAND REP MANAGEMENT, INC.
filed 2015-10-21
CIK 1555017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:		August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	001 - 36123

Band Rep Management, Inc.
(Exact name of registrant as specified in its charter)

Nevada			45-5243254
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as October 14, 2015 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

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

BAND REP MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2015 AND MAY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	August 31, 2015	May 31, 2015
	(Unaudited)	(Uuaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$13,750	$-
Amount due to a related party	32,467	32,467

Total current liabilities	46,217	32,467

Total liabilities	46,217	32,467

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,022,572 and 110,022,572 shares issued and outstanding, respectively	11,350	11,350
Additional paid-in capital	25,830	25,830
Accumulated deficit	(83,397)	(69,647)

Total stockholders’ deficit	(46,217)	(32,467)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended August 31,
	2015	2014

Revenues, net	$-	$-

Operating expenses:
General and administrative expenses	(750)	(1,430)
Consulting and professional fee	(13,000)	(7,000)
Total operating expenses	(13,750)	(8,430)

LOSS BEFORE INCOME TAXES	(13,750)	(8,430)

Income tax expense	-	-

NET LOSS	$(13,750)	$(8,430)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	110,022,572	110,022,572

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended August 31,
	2015	2014

Cash flow from operating activities:
Net loss	$(13,750)	$(8,430)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,750	8,430
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, Beginning of Period	-	515

Cash and cash equivalents, End of Period	$-	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of June 1, 2015 (unaudited)	110,022,572	$11,350	$25,830	$(69,647)	$(32,467)

Net loss for the period	-	-	-	(13,750)	(13,750)
			-
Balance as of August 31, 2015	110,022,572	$11,350	$25,830	$(83,397)	$(46,217)

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of May 31, 2015 which has been derived from unaudited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended August 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2016 or for any future period.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

Band Rep Management Inc. (“BNRM” or the “Company”) was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of May 31. The Company intends to find and manage new music talents and bands for a 25% take of the earnings.  The Company is currently in the initial start-up stage and all activities of the Company to date relate to its organization, initial funding and share issuances. The Company has not yet commenced or generated any significant operations.

NOTE－3

GOING CONCERN UNCERTAINTIES

These condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the three months ended August 31, 2015, the Company has incurred a net loss of $13,750 with an accumulated deficit of $83,397 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●

Use of estimates and assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results August differ from these estimates.

●

Shell company

The Company has not operated or commenced any significant business with no nominal assets. It is currently considered as a shell company.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company August recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves August be necessary.

●

Uncertain tax positions

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended August, 31 2015 and 2014.

●

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the three months ended August 31, 2015 and 2014.

●

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company August deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions August exist as of the date the financial statements are issued, which August result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

that August result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as other payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

●

Recent accounting pronouncements

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements August be expected to cause a material impact on its financial condition or the results of its operations.

4.

AMOUNT DUE TO A RELATED PARTY

As of August 31, 2015, the balance represented temporary advances made by a director, Xiaoying Lei to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

5.

STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of August 31, 2015, the Company had a total of 110,022,572 shares of its common stock issued and outstanding.

6.

INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to United States of America tax law.

As of August 31, 2015, the Company incurred $82,882 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire between 2032 and 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $29,008 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2015 and May 31, 2015:

	August 31, 2015	May 31, 2015
	(Unaudited)	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$29,008	$24,196
Less: valuation allowance	(29,008)	(24,196)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of August 31, 2015. In 2015, the valuation allowance increased by $4,812, primarily relating to net operating loss carryforwards from the local tax regime.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception to 2014. The Company does not expect any tax to be due upon filing of these delinquent returns.

7.

RELATED PARTY TRANSACTIONS

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended August 31, 2015, the Company utilized office space occupied by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Results of Operations

As of August 31, 2015, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

-

Step 3 – Website development: We plan to have our website fully developed only when we have successfully completed the steps described above. The Company’s president will oversee all the development of the website and will hire the necessary third party web developer, if necessary. The new artists would be able to upload their files for future BRM analysis and approval. At that point, we believe that we’ll be prepared to manage our business. The time frame estimated to accomplish these tasks will be 3 months and cost an estimated $5,000.

-

Step 4 – Marketing Campaign: Our goal is to create public awareness of our business. We intend to advertise on internet social media channel’s, such as Facebook and place advertisements in specialized magazines and websites. The time frame estimated to accomplish these tasks will be 3 months and cost an estimated $12,000.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  For the three-month period ended August 31, 2015 there were no changes in the internal control over this financial report. It remains the same as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

For the three-month period ended August 31, 2015 there were no changes in the internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended May 31, 2014. Management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of August 31, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Dated:  October 20, 2015