Form 10-K
period 2015-05-31
Band Rep Management, Inc.
filed 2017-02-16
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

COMMISSION FILE NUMBER 001-37487

Band Rep Management, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	45-5243254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8th Floor, Tower Five

China Hong Kong City

33 Canton Rd.

Tsim Sha Tsui, Hong Kong SAR, China

(Address of principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (775) 321-8207

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS COMMON STOCK, $.001 PAR VALUE	NAME OF EACH EXCHANGE ON WHICH REGISTERED OTC Bulletin Board

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.      Yes |_| No |X|  (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [_]                                                                                        Accelerated filer [ _]

Non-accelerated filer [_]  (Do not check if a smaller reporting company)        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of May 31, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $110,023. The number of outstanding shares as of September 1, 2014 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I

		Page Number
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	(Removed and Reserved)	4

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	9
Item 11	Executive Compensation	10
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13	Certain Relationships and Related Transactions and Director Independence	10
Item 14	Principal Accountant Fees and Services	10

PART IV

Item 15	Exhibits and Financial Statement Schedules	11

2

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

3

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

4

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

5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAND REP MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F-2

Statements of Operations And Comprehensive Loss	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 – F-12

6

Audit report?

BAND REP MANAGEMENT, INC.

BALANCE SHEETS

AS OF MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$–	$515

TOTAL ASSETS	$–	$515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$–	$6,450
Amount due to a shareholder	31,952	25,830

Total current liabilities	31,952	32,280

Total liabilities	31,952	32,280
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,022,572 shares and 110,022,572 shares issued and outstanding, respectively	110,023	110,023
Additional paid-in capital	25,830	–
Accumulated deficit	(167,805)	(141,788)

Total stockholders’ deficit	(31,952)	(31,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$515

See accompanying notes to financial statements.

BAND REP MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2015	2014

Revenues, net	$–	$–

Operating expenses:
General and administrative expenses	(4,130)	(4,019)
Consulting and professional fee	(21,887)	(19,250)

Total operating expenses	(26,017)	(23,269)

LOSS BEFORE INCOME TAXES	(26,017)	(23,269)

Income tax expense	–	–

NET LOSS	$(26,017)	$(23,269)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	110,022,572	101,799,695

See accompanying notes to financial statements.

BAND REP MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(26,017)	$(23,269)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,450)	2,450

Net cash used in operating activities	(32,467)	(20,819)

Cash flows from financing activities:
Issue of common stocks	–	5,350
Advance from a shareholder	32,982	15,830

Net cash provided by financing activities	32,982	21,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	(515)	361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	515	154

CASH AND CASH EQUIVALENTS, END OF YEAR	$–	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debts	$25,830	$–

See accompanying notes to financial statements.

BAND REP MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of June 1, 2013	60,000,072	$60,000	$–	$(73,846)	$(13,846)

Shares issued for cash at $0.001 par value on May 30, 2013	50,022,500	50,023	–	(44,673)	5,350

Net loss for the year	–	–	–	(23,269)	(23,269)

Balance as of May 31, 2014	110,022,572	$110,023	$–	$(141,788)	$(31,765)

Forgiveness of related party debts	–	–	25,830	–	25,830

Net loss for the year	–	–	–	(26,017)	(26,017)

Balance as of May 31, 2015	110,022,572	$110,023	$25,830	$(26,017)	$(31,952)

See accompanying notes to financial statements.

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

1.             DESCRIPTION OF BUSINESS AND ORGANIZATION

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

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception.

On February 6, 2014, the Company approved a 187:1 forward split of the common stock.

2.           GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended May 31, 2015, the Company has incurred a net loss of $26,017 and experienced negative operating cash flows of $32,467 with an accumulated deficit of $167,805 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●          Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●           Use of estimates and assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

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

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

●           Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●           Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended May, 31 2015 and 2014.

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

There were no potentially outstanding dilutive shares for the years ended May 31, 2015 and 2014.

●           Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

●           Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

●           Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.           AMOUNT DUE TO A DIRECTOR

As of May 31, 2015, the balance represented temporary advances made by a director, Xiaoying Lei to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

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

As of May 31, 2015 and 2014, the Company had a total of 110,022,572 shares of its common stock issued and outstanding.

6.           INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to United States of America tax law.

As of May 31, 2015, the Company incurred $69,132 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire between 2033 and 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2015 and 2014:

	As of May 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$24,196	$15,090
Less: valuation allowance	(24,196)	(15,090)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of May 31, 2015. In 2015, the valuation allowance increased by $9,106, primarily relating to net operating loss carryforwards from the local tax regime.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception to 2014. The Company does not expect any tax to be due upon filing of these delinquent returns.

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 and 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

7.           RELATED PARTY TRANSACTIONS

On November 14, 2014, the Company received advances from Sergio Galli, the former Director, in the amount of $25,830, to pay for general operating expenses. The amount due to Sergio Galli was unsecured and non-interest bearing with no set terms of repayment. On November 14 2014, Sergio Galli forgave all the outstanding amounts due to him.

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

Since November 14, 2014, the Company utilized office space occupied by a director at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.             CHANGE OF CONTROL

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

9.           SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2015 up through the date the Company issued this financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Band Rep Management, Inc.

BY: /s/ Xiaoying Lei

Xiaoying Lei

Chief Executive Officer, Director and Secretary

Dated: February 15, 2017

