Form 10-Q
period 2015-11-30
Band Rep Management, Inc.
filed 2017-02-16
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes[  ]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

BAND REP MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2015 AND MAY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2015	May 31, 2015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$15,750	$–
Amount due to a related party	32,467	32,467

Total current liabilities	48,217	32,467

Total liabilities	48,217	32,467

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,022,572 and 110,022,572 shares issued and outstanding, respectively	11,350	11,350
Additional paid-in capital	25,830	25,830
Accumulated deficit	(85,397)	(69,647)

Total stockholders’ deficit	(48,217)	(32,467)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

BAND REP MANAGEMTN, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended November 30,		Six Months ended November 30,
	2015	2014	2015	2014

Revenues, net	$–	$–	$–	$–

Operating expenses:
General and administrative expenses	(750)	–	(1,500)	(1,430)
Consulting and professional fee	(1,250)	(3,491)	(14,250)	(10,491)

Total operating expenses	(2,000)	(3,491)	(15,750)	(11,921)

LOSS BEFORE INCOME TAXES	(2,000)	(3,491)	(15,750)	(11,921)

Income tax expense	–	–	–	–

NET LOSS	$(2,000)	$(3,491)	$(15,750)	$(11,921)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	110,022,572	110,022,572	110,022,572	110,022,572

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Six Months ended November 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(15,750)	$(11,921)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,750	10,721

Net cash used in operating activities	–	(1,200)

Cash flow from financing activities:
Due to related party	–	1,200

Net cash used in financing activities	–	1,200

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, Beginning of Period	–	515

Cash and cash equivalents, End of Period	$–	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Forgiveness of related party debt	$–	$25,830

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of June 1, 2015	110,022,572	$11,350	$25,830	$(69,647)	$(32,467)

Net loss for the year	–	–	–	(15,750)	(15,750)

Balance as of November 30, 2015	110,022,572	$11,350	$25,830	$(85,397)	$(48,217)

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1 BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The principles for condensed financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2015.

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

For the six months ended November 30, 2015, the Company has incurred a net loss of $15,750 with an accumulated deficit of $85,397 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

●         Use of estimates and assumptions

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results August differ from these estimates.

●         Shell company

The Company has not operated or commenced any significant business with no nominal assets. It is currently considered as a shell company.

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015

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

●         Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three and six months ended November 30, 2015 and 2014.

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

There were no potentially outstanding dilutive shares for the three and six months ended November 30, 2015 and 2014.

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

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015

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

●         Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions August exist as of the date the financial statements are issued, which August result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that August result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015

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

NOTE－5 AMOUNT DUE TO A RELATED PARTY

As of November 30, 2015, the balance represented temporary advances made by a director, Xiaoying Lei to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

NOTE－6 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2015, the Company had a total of 110,022,572 shares of its common stock issued and outstanding.

NOTE－7 INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to United States of America tax law.

As of November 30, 2015, the Company incurred $88,632 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire between 2034 and 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $31,021 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2015 and May 31, 2015:

	November 30, 2015	May 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$31,021	$24,196
Less: valuation allowance	(31,021)	(24,196)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of November 30, 2015. In 2015, the valuation allowance increased by $6,825, primarily relating to net operating loss carryforwards from the local tax regime.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception to 2014. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－8 RELATED PARTY TRANSACTIONS

For the three and six months ended November 30, 2015, the Company utilized office space occupied by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－9 SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued. There were no subsequent events that required recognition or disclosure.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Band Rep Management, Inc.

BY: /s/ Xiaoying Lei

Xiaoying Lei

Chief Executive Officer, Director and Secretary

Dated:  February 16, 2017