Form 10-Q
period 2016-02-29
Band Rep Management, Inc.
filed 2017-02-16
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     February 29, 2016

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

The number of shares outstanding of the Registrant's Common Stock as February 29, 2016 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

BAND REP MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 29, 2016 AND MAY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	February 29, 2016	May 31, 2015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$17,750	$–
Amount due to a related party	33,667	32,467

Total current liabilities	51,417	32,467

Total liabilities	51,417	32,467

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,022,572 and 110,022,572 shares issued and outstanding, respectively	11,350	11,350
Additional paid-in capital	25,830	25,830
Accumulated deficit	(88,597)	(69,647)

Total stockholders’ deficit	(51,417)	(32,467)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

BAND REP MANAGEMTN, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended February 29,		Nine Months ended February 29,
	2016	2015	2016	2015

Revenues, net	$–	$–	$–	$–

Operating expenses:
General and administrative expenses	(750)	–	(2,250)	(1,430)
Consulting and professional fee	(2,450)	(3,491)	(16,700)	(10,491)

Total operating expenses	(3,200)	(3,491)	(18,950)	(11,921)

LOSS BEFORE INCOME TAXES	(3,200)	(3,491)	(18,950)	(11,921)

Income tax expense	–	–	–	–

NET LOSS	$(3,200)	$(3,491)	$(18,950)	$(11,921)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	110,022,572	110,022,572	110,022,572	110,022,572

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended February 29,
	2016	2015
Cash flow from operating activities:
Net loss	$(18,950)	$(11,921)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,750	10,721

Net cash used in operating activities	(1,200)	(1,200)

Cash flow from financing activities:
Due to related party	1,200	1,200

Net cash generated from financing activities	1,200	1,200

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, Beginning of Period	–	515

Cash and cash equivalents, End of Period	$–	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Forgiveness of related party debt	$–	$25,830

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of June 1, 2015	110,022,572	$11,350	$25,830	$(69,647)	$(32,467)

Net loss for the year	–	–	–	(18,950)	(18,950)

Balance as of February 29, 2016	110,022,572	$11,350	$25,830	$(88,597)	$(51,417)

See accompanying notes to condensed financial statements.

BAND REP MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016

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

For the nine months ended February 29, 2016, the Company has incurred a net loss of $18,950 with an accumulated deficit of $88,597 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

●         Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three and nine months ended February 29, 2016 and 2015.

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

There were no potentially outstanding dilutive shares for the three and nine months ended February 29, 2016 and 2015.

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

NOTE－5 AMOUNT DUE TO A RELATED PARTY

As of February 29, 2016, the balance represented temporary advances made by a director, Xiaoying Lei to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

NOTE－6 STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 29, 2016, the Company had a total of 110,022,572 shares of its common stock issued and outstanding.

NOTE－7 INCOME TAXES

As of February 29, 2016, the Company incurred $88,632 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire between 2034 and 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $31,021 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 29, 2016 and May 31, 2015:

	February 29, 2016	May 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$31,021	$24,196
Less: valuation allowance	(31,021)	(24,196)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of February 29, 2016. In 2015, the valuation allowance increased by $6,825, primarily relating to net operating loss carryforwards from the local tax regime.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception to 2014. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－8 RELATED PARTY TRANSACTIONS

For the three and nine months ended February 29, 2016, the Company utilized office space occupied by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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