Form 10-K/A
period 2015-05-31
Band Rep Management, Inc.
filed 2017-04-04
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer  [_]                                                                                        Accelerated filer [ _]

Non-accelerated filer [_]  (Do not check if a smaller reporting company)        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of May 31, 2015, the aggregate value of ‘voting and non-voting common equity held by non-affiliates was $110,022,57. The number of outstanding shares as of August 5, 2016 was 110,022,572 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

On February 16, 2017, Band Rep Management, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Item 8, Financial Statements and Supplementary Data, to include the auditors certification report through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 16, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Exhibit 31.1 and 31.2.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	11

3

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

As of May 31, 2015, our president and director has loaned $31,952 to the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

4

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2015 the Company had 30 active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

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

As of May 31, 2015, BRM had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended May 31, 2015. As of the fiscal year ended May 31, 2014 we had $0 of cash on hand in the bank. We incurred operating expenses in the amount of $26,017 in the fiscal year ended May 31, 2015. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $43,115.

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

6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAND REP MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F-2

Statements of Operations And Comprehensive Loss	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 – F-12

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Band Rep Management, Inc.

We have audited the accompanying balance sheet of Band Rep Management, Inc. (“the Company”) as of May 31, 2015, the related statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the year ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuous losses and capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2017

BAND REP MANAGEMENT, INC.

BALANCE SHEETS

AS OF MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$–	$515

TOTAL ASSETS	$–	$515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$–	$6,450
Amount due to a stockholder	31,952	25,830

Total current liabilities	31,952	32,280

Total liabilities	31,952	32,280
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 110,022,572 shares and 110,022,572 shares issued and outstanding, respectively	110,023	110,023
Additional paid-in capital	25,830	–
Accumulated deficit	(167,805)	(141,788)

Total stockholders’ deficit	(31,952)	(31,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$515

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

BAND REP MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(26,017)	$(23,269)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,450)	2,450

Net cash used in operating activities	(32,467)	(20,819)

Cash flows from financing activities:
Issue of common stocks	–	5,350
Advance from a stockholder	32,982	15,830

Net cash provided by financing activities	32,982	21,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	(515)	361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	515	154

CASH AND CASH EQUIVALENTS, END OF YEAR	$–	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debts	$25,830	$–

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

1.             DESCRIPTION OF BUSINESS AND ORGANIZATION

Sky Century Investment, Inc. (formerly Band Rep Management Inc.) (“BNRM” or the “Company”) was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of May 31. It is a development-stage company that intends to find and manage new music talents and bands for a 25% take of the earnings. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has not yet commenced any significant operations and the Company is in the initial development stage and has incurred losses since inception.

On February 21, 2017, the Company filed the certificate of amendment to the name change of “Sky Century Investment, Inc.” and the approval of name change is currently pending from FINRA.

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

As of May 31, 2015, the Company incurred $69,132 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire between 2033 and 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2015 and 2014:

	As of May 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$24,196	$15,090
Less: valuation allowance	(24,196)	(15,090)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of May 31, 2015. In 2015, the valuation allowance increased by $9,106, primarily relating to net operating loss carry forwards from the local tax regime.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception to 2015. The Company does not expect any tax to be due upon filing of these delinquent returns.

BAND REP MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$), except for number of shares)

7.           RELATED PARTY TRANSACTIONS

As of May 31, 2015, the Company received advances from Xiaoying Lei, current Officer and Director, in the amount of $31,95, to pay for general operating expenses. The amount due to Xiaoying Lei was unsecured and non-interest bearing with no set terms of repayment.

8.             CHANGE OF CONTROL

On November 14, 2014, Sergio Galli, who was the controlling shareholder of the Company, sold all of his 60,000,072 shares of common stock to Xiaoying Lei for an aggregated price of $160,000.00. The sold 60,000,072 shares of common stock represented approximately 54.53% of the total issued and outstanding common stock of the Company. As result of this share purchase transaction, Xiaoying Lei became the controlling shareholder of the Company. Lei Xiaoying used personal funds for the transaction.

On November 14, 2014, Xiaoying Lei became the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

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

On February 21, 2017, the Company filed the certificate of amendment to the name change of “Sky Century Investment, Inc.” and the approval of name change is currently pending from FINRA.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors, De Joya Griffith, LLC, they were terminated August 18, 2015 and our Board of Directors appointed HKCMCPA Company Limited as the Company’s auditors.

There were no disagreements with De Joya Griffith, LLC on accounting, financial disclosure or any other matter.

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

As of May 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal controls over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of May 31, 2015..  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of May 31, 2015,, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2015 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Xiaoying Lei has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer/director is set forth below:

Name	Age	Position(s)
Xiaoying Lei	41	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Sergio Galli has held his offices/positions since inception of our Company. Directors receive no compensation for serving on the Board of Directors

Executive officers

Xiaoying Lei

Miss Lei immigrated to Hong Kong from China at approximately 7 years of age and held her first job at the age of 18. This was the time when China started to become industrialized and, for the last 25 years, growing double digits every year. She started working in the import/export business in China and the company imported many different types of raw materials around the world from chemicals to machinery for many of the growing factories there. Miss Lei started to invest in real estate at 22 years old and acquired substantial amounts of properties within the last 20 years in major cities in China. Ms. Lei has taken advantage of the real estate market boom in China in the first and second tier cities. She then acquired the major controlling interest in BRM at the end of 2014. The company is now looking to invest in the stone & marble mining sector business where Miss Lei is looking for more growing demand to supply for China and for the world construction market. Ms. Lei’s extensive experience and knowledge in raw materials will be an asset in executing BRM’s business model.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Xiaoying Lei 8th Floor, Tower Five China Hong Kong City 33 Canton Rd. Tsim Sha Tsui, Hong Kong SAR, China	60,000,072	54.53%
	All Beneficial Owners as a Group (1 person)	60,000,072	54.53%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer/director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Ms. Lei anticipates devoting at a minimum of ten to fifteen hours per week to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended May 31, 2015, we incurred $13,250 of accountant and incorporation fees.

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

Band Rep Management, Inc.

BY: /s/ Xiaoying Lei

Xiaoying Lei

President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated: April 3, 2017

