Form 10-Q
period 2025-02-28
Sky Century Investment, Inc.
filed 2025-04-14
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56603

SKY CENTURY INVESTMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5243254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Emerald Vista Way #233, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

(205) 238 7735

info@skygcbd.com

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2025 there were 223,548,220 shares outstanding of the registrant’s common stock.

i

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Sky Century Investment, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	February 28, 2025	August 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid Expenses	$1,260	$25,900
Total Current Assets	1,260	25,900

Intangible Assets, Net	62,598	69,484

Total Assets	$63,858	$95,384

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$-	$28,897
Amounts Due to a Related Party (Note 6)	190,000	160,000
Related Parties Loan (Note 6)	110,713	104,063
Total Current Liabilities	300,713	292,960

Total Liabilities	300,713	292,960

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 223,548,220 and 220,638,720 Common Shares Issued and Outstanding Respectively as of February 28, 2025 and August 31, 2024	223,548	220,639
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 and 0 Common Shares Issued and Outstanding Respectively as of February 28, 2025 and August 31, 2024	5,000	5,000
Additional Paid-In-Capital	408,436	382,251
Accumulated Deficit	(873,839)	(805,466)
Total Stockholders’ Deficit	(236,855)	(197,576)

Total Liabilities and Stockholders’ Deficit	$63,858	$95,384

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2025 and February 29, 2024

(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenues
Sales	$14,100	$14,000	$14,100	$35,900
Total Revenues	14,100	$14,000	$14,100	$35,900
Cost of Revenues	11,645	8,406	22,426	16,812
Gross Profit	2,455	5,594	(8,326)	19,088

Operating Expenses
General and Administrative Expenses	24,100	15,000	39,353	30,000
Professional Fees	5,019	26,500	20,100	33,248
Total Operating Expenses	29,119	41,500	59,453	63,248

Operating Income (Loss)	(26,664)	(35,906)	(67,779)	(44,160)

Other Income (Expenses)
Interest Expense	81	-	594	-
Total Other Income (Expense)	(81)	-	(594)	-

Income (Loss) Before Income Taxes	(26,745)	(35,906)	(68,373)	(44,160)

Income Tax Expense	-	-	-	-
Net Income (Loss)	$(26,745)	$(35,906)	$(68,373)	$(44,160)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	222,837,009	220,638,720	221,731,792	220,638,720

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended February 28, 2025 and February 29, 2024

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2023	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(732,546)	$(124,656)

Net Loss for the Period	-	-	-	-	-	(8,254)	(8,254)

Balance as of November 30, 2023	220,638,720	220,639	5,000,000	5,000	382,251	(740,800)	(132,910)

Net Loss for the Period	-	-	-	-	-	(35,906)	(35,906)

Balance as of February 29, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(776,706)	$(168,816)

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)

Net Loss for the Period	-	-	-	-	-	(41,628)	(41,628)

Balance as of November 30, 2024	220,638,720	220,639	5,000,000	5,000	382,251	(847,094)	(239,204)

Conversion of Debt to Common Stock	2,909,500	2,909	-	-	26,185	-	29,094
Net Loss for the Period	-	-	-	-	-	(26,745)	(26,745)

Balance as of February 28, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(873,839)	$(236,855)

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2025 and February 29, 2024

(Unaudited)

	For the six months ended
	February 28, 2025	February 29, 2024
OPERATING ACTIVITIES
Net Loss	$(68,373)	$(44,160)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	22,426	16,812
Changes in Operating Assets and Liabilities:
Prepaid Expenses	24,640	-
Accounts Payable and Accrued Liabilities	1,103	33,000
Deferred Income	-	(16,250)
Net Cash Used in Operating Activities	(20,204)	(10,598)

INVESTING ACTIVITIES
Website Update Costs	$(15,540)	$-
Net Cash Used in Investing Activities	(15,540)	-

FINANCING ACTIVITIES
Common Stock Issuance	$29,094	$-
Proceeds from Related Party Loan	12,750	30,248
Repayments on Related Party Loan	(6,100)	(19,650)
Net Cash Provided by Financing Activities	35,744	10,598

Net Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents, Beginning of Period	-	-

Cash and Cash Equivalents, End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Sky Century Investment, Inc. (“SKYI” or the “Company”) was incorporated in the State of Nevada as a for-profit Company on May 4, 2012 and established a fiscal year end of August 31. The Company has evolved in the direction of IT services recently.

The Company is in start-up stage and has incurred losses since inception.

NOTE 2 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended February 28, 2025, the Company has generated a net loss of $68,373 with an accumulated deficit of $873,839 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended February 28, 2025, are not necessarily indicative of the operating results that may be expected for the year ending August 31, 2025. These unaudited financial statements should be read in conjunction with the August 31, 2024 financial statements and notes thereto.

The Company’s year-end is August 31.

Use of Estimates and Assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

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

There were no potentially outstanding dilutive shares for the six months ended February 28, 2025 and the year ended August 31, 2024.

Intangible Assets

The Company follows the provisions of ASC 985, “Software”, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established.

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. The databases will be amortized on a straight-line basis over the three years. As of February 28, 2025 and August 31, 2024, accumulated amortization of databases was $81,453 and $59,891, respectively.

In December 2024, the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of February 28, 2025 and August 31, 2024, accumulated amortization of intangible assets was $863 and $0, respectively.

As of February 28, 2025 and August 31, 2024, the total amount of intangible assets comprised of databases and website update costs was $144,915 and $129,375, respectively. During the six months ended February 28, 2025 and February 29, 2024 the Company recorded amortization expense of $22,426 and $16,812, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of February 28, 2025 and August 31, 2024, the amount of prepaid expenses was $1,260 and $25,900, respectively.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3Pricing inputs that are generally observable inputs and not corroborated by market data.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as about the requisite conditions of competitive, free-market dealings may not exist. Representations transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from contracts with customers (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods or services.

Our primary revenue streams are:

•RSS Feeds: The Company offers the sale of RSS feeds designed to meet the diverse needs of customers in the cannabis news industry. These feeds include a variety of cannabis-related news and information, including news updates, market analyses, industry trends, and regulatory changes. The Company generates and sells a file that contains links to the RSS Feeds where the customer receives the information and use it on its own.

•Podcasts: In addition to selling RSS feeds, the Company generates the file by providing links to access various podcasts that delve into different aspects of the cannabis industry. The company does not produce the podcasts themselves. In these podcasts, customers can find discussions, interviews with industry leaders, expert opinions, and analyses of key trends and events shaping the cannabis landscape. The Company generates and sells a file that contains links to podcasts where the customer receives the information and use it on its own.

•IT services: The Company provides IT services focusing on server leasing and technical support. Our server leasing solutions are designed to meet the diverse needs of businesses, offering scalable options to ensure optimal performance and reliability. Our technical support services provide clients with assistance in managing and maintaining their server infrastructure, ensuring that systems operate efficiently and securely. Through the leasing service, customers gain access to servers tailored to their business needs, including various configurations based on performance, storage capacity, and scalability. Through technical support, the customers receive support documentation that details the setup process, usage guidelines, and maintenance protocols.

The Company recognizes revenue in accordance with ASC 606 using the following 5-step process:

Step 1: Identify the Contract

The Company identifies contracts through the agreement and invoices issued to customers that specify the services to be provided.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

Step 2: Identify Performance Obligations

The Company identifies the following primary performance obligations in our typical contracts:

•sending a file containing links to RSS feeds or Podcasts;

•access to servers or sending support technical documentation

Step 3: Determine Transaction Price

The transaction price is the amount of consideration we expect to receive in exchange for transferring promised goods or services. In our case, this includes fixed fees specified in the agreement and invoices.

Step 4: Allocate Transaction Price

The Company allocates the transaction price to each performance obligation based on their relative standalone selling prices.

Step 5: Recognize Revenue

The Company recognizes revenue when (or as) we satisfy performance obligations by transferring control of promised goods or services to customers:

•RSS Feeds: Revenue is recognized when a customer obtains control of promised goods or services. This usually coincides with the issuance of an invoice. However, on a case-by-case basis, as an exception, the parties may mutually agree on specific dates for the provision of services that do not coincide with the date of the contract.

•Podcasts: Revenue is recognized when a customer obtains control of promised goods or services. This usually coincides with the issuance of an invoice.

•IT services: Revenue is typically recognized over time as the service is provided.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Adoption of New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the guidance for the fiscal year ended August 31, 2024. Adopting this new standard resulted in additional disclosure within the Company’s Consolidated Financial Statements, see Note 4 - Segment Reporting.

Recent Accounting Pronouncements Issued but Not Yet Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the three and six months ended February 28, 2025 and February 29, 2024:

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
IT Services	$-	$6,500	$-	$16,250
RSS Feeds	14,100	7,500	14,100	19,650
Total Revenue	$14,100	$14,000	$14,100	$35,900

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.001 per share.

As of August 31, 2021, the Company had a total of 110,022,572 shares of its common stock issued and outstanding.

On September 4, 2021, the Company converted debt to Zhang Yu in the amount of $75,000 into 15,000,000 common shares at the conversion price of $0.005.

On September 4, 2021, the Company converted debt to Zhang Yu in the amount of $24,537 into 4,907,400 common shares at the conversion price of $0.005.

On June 17, 2022, the Board of Directors of the Company has authorized the issuance of 5,000,000 preferred stock in exchange for 5,000,000 restricted common stock.

On July 1, 2022, the Company converted salary debt to Nataliia Petranetska in the amount of $65,000 for the period from December 1, 2020, to December 31, 2021, into 15,116,279 common restricted shares at the conversion price of $0.0043.

On November 1, 2022, the Company converted notes payable to Khamijon Alimzhanov in the amount of $74,000 into 21,142,857 common restricted shares at the conversion price of $0.0035.

On December 12, 2022, the Company converted salary debt to Khamijon Alimzhanov in the amount of $65,000 for the period from December 1, 2020, to December 31, 2021, into 15,116,279 common restricted shares at the conversion price of $0.0043.

On January 5, 2023, the Company converted salary debt to Khamijon Alimzhanov in the amount of $60,000 for the period from January 1, 2022, to December 31, 2022, into 13,333,333 common restricted shares at the conversion price of $0.0045.

On May 1, 2023, the Company converted debt to ITEQ Logic Ltd. in the amount of $52,500 into 15,000,000 common shares at the conversion price of $0.0035.

On May 1, 2023, the Company converted debt to Marketbiz Limited in the amount of $56,000 into 16,000,000 common shares at the conversion price of $0.0035.

On December 22, 2024, the Company converted debt to ITEQ Logic Ltd. in the amount of $29,095 into 2,909,500 common shares at the conversion price of $0.01.

As of February 28, 2025, the Company had a total of 223,548,220 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of February 28, 2025, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of February 28, 2025, the Company has not granted any stock options and has not recorded any stock-based compensation.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 28, 2025 and August 31, 2024, the amount due to a related party was $110,713 and $104,063, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of February 28, 2025 and August 31, 2024, the payroll liabilities to director were $190,000 and $160,000, respectively.

On July 1, 2022, the Company converted salary debt to Nataliia Petranetska in the amount of $65,000 for the period from December 1, 2020, to December 31, 2021, into 15,116,279 common restricted shares at the conversion price of $0.0043.

On December 12, 2022, the Company converted salary debt to Khamijon Alimzhanov in the amount of $65,000 for the period from December 1, 2020, to December 31, 2021, into 15,116,279 common restricted shares at the conversion price of $0.0043.

On November 1, 2022, the Company converted notes payable to Khamijon Alimzhanov in the amount of $74,000 into 21,142,857 common restricted shares at the conversion price of $0.0035.

On January 5, 2023, the Company authorized to issue 13,333,333 shares of Common stock for the cancelation of $60,000 Company debt to Khamijon Alimzhanov. $60,000 was converted to equity in January 2023.

On February 7, 2024, Khamijon Alimzhanov transferred 20,000,000 of common shares to a non-related party.

On July 12, 2024, Khamijon Alimzhanov transferred 10,500,000 of common shares to a non-related party.

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70%-discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of February 28, 2025, $99,537 was converted to equity.

On November 14, 2022 the Data Purchase Agreement were signed by Sky Century Investment, Inc. and ITEQ Logic Ltd. On December 1, 2022 the Amendment to Data Purchase Agreement and the Promissory Note were issued. The total amount under the Promissory note is $100,875. As of February 28, 2025, $52,500 was converted to 15,000,000 common shares per value $0.0035 per share. The remaining balance of $48,375 was paid to ITEQ Logic Ltd. on May 15, 2023, and therefore, no further obligations remain under this debt.

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of February 28, 2025, $56,000 of the total amount was converted to 16,000,000 common shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

On July 22, 2024 the RRS Purchase Agreement were signed between Sky Century Investment, Inc. and ITEQ Logic Ltd., and the Promissory Note was issued. The total amount under the Promissory note is $28,500, with an annual interest rate of 5% starting from the date of issuance. On December 22, 2024, the total amount of $29,095, including the interest of $595, was converted to 2,909,500 common shares per value $0.01 per share, and therefore, no further obligations remain under this debt.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2025 and February 29, 2024

(Unaudited)

NOTE 8 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 28, 2025, the Company had net operating loss carry forwards of approximately $873,839 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of February 28, 2025, was approximately $183,506. The net change in valuation allowance during the six months ended February 28, 2025, was $(14,358). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2025. All tax years since inception remain open for examination by taxing authorities.

For the six months ended February 28, 2025 and the year ended August 31, 2024, the provision for Federal income tax consists of the following:

	February 28, 2025	August 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(873,839)	$(805,466)
Total deferred tax assets	(183,506)	(169,148)
Valuation allowance	183,506	169,148
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended February 28, 2025 and the year ended August 31, 2024, as follows:

	February 28, 2025	August 31, 2024
Computed “expected” tax expense (benefit)	$(873,839)	$(805,466)
Change in valuation allowance	(14,358)	(15,313)
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 28, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-Q of Sky Century Investment, Inc. (hereinafter the “Company”, “we” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

•the success or failure of Management’s efforts to implement the Company’s plan of operation;

•the ability of the Company to fund its operating expenses;

•the ability of the Company to compete with other companies that have a similar plan of operation;

•the effect of changing economic conditions impacting our plan of operation;

•the ability of the Company to meet the other risks as may be described in future filings with the SEC.

General Background of the Company

The Company was incorporated in the state of Nevada as Band Rep Management, Inc., a for-profit entity on May 4, 2012. The Company was renamed to the Sky Century Investment, Inc. on December 15, 2015. On February 29, 2020, Sky Century Investment, Inc. acquired the complete proprietorship of Cannabis News LLC, a business situated at 30 N Gould St, Ste R, Sheridan, WY 82801, USA. The Company owns Cannabis News LLC along with the Cannabis News application with Mr. Alimzhanov personally funded software development expenses. In compliance with the Asset Purchase Agreement dated February 29, 2020, the entire ownership (100%) of Cannabis News LLC, the Wyoming limited liability company, with the Cannabis News application along with all the certified access codes and licenses, exclusively owned by Cannabis News LLC, was transferred to Sky Century Investment, Inc. A Promissory Note was issued to Cannabis News LLC for the total purchase price of $198,000, and it was fully repaid.

Sky Century Investment, Inc. is currently operating four primary business lines, with the majority of profits generated from two key sectors: IT Services, consisting of Technical Support and Server Leasing, and the sale of RSS feeds and Podcasts. The Company’s Cannabis News application is not commercially viable at this stage, and the Company`s marketing efforts have yet to yield any revenue.

The first primary business line of the Sky Century Investment, Inc. is IT Services. This segment primarily involves: 1) Technical Support: the Company provides to clients ongoing technical support, including maintenance, troubleshooting, and system upgrades, minimizing downtime and optimizing operational efficiency for clients; 2) Server Leasing: the Company offers leased high-performance servers to clients, enabling them to scale operations without significant upfront capital investment. The Company utilizes a server for subleasing purposes, which operates independently without requiring additional support.

The Company continues to expand its IT service offerings as there is a growing demand for cloud solutions, data management and network infrastructure. This business is an integral part of the Company's overall strategy and complements its other operations, seeking to support other operations and contribute to the stability and diversification of revenue streams.

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the six months ended February 28, 2025 and February 29, 2024, IT Services business segment accounted for 0% and 45% of the Company’s total revenue, respectively.

The secondary major business of Sky Century Investment, Inc. is marketing. Sky Century Investment, Inc. employs different techniques and methodologies to optimize online visibility, engage target audiences, and drive meaningful interactions. One method is Search Engine Optimization (SEO), to enhance online visibility and improve search engine rankings for its clients. Through examination of performance metrics and user behavior, the Company furnishes clients with insightful reports illuminating strengths, weaknesses, and areas ripe for optimization. The Company crafts visually appealing and functionally optimized websites mirroring clients' values and ambitions, providing users with seamless and captivating online experiences. This segment does not contribute to the Company's total revenue. The marketing division provides services such as internet marketing and a podcast directory, which are not generating revenue at this time.

Sky Century Investment, Inc. possesses ownership of the Cannabis News application, that is one of the Company’s business lines. Cannabis News is a mobile application designed to aggregate and synthesize cannabis-related news from diverse sources, subsequently delivering this compiled information to users in a convenient way. The Cannabis News application functions as a platform enabling users to access a wide range of news content concerning cannabis, thoroughly gathered from diverse online sources.

The Cannabis News is a news source focused on cannabis-related information, offering various features such as continuous monitoring and filtering of cannabis news and breakthroughs. It ensures users are informed of developments in a timely manner by consolidating data from numerous sources, delivering a comprehensive and current knowledge base. Presented by Sky Century Investment, Inc. the application's primary feature is its ability to compile and distribute cannabis industry news from diverse sources. These sources need not be exclusively cannabis-focused platforms; the application adeptly locates cannabis-related articles from general news outlets. With each page refresh, users are greeted with real-time updates to their news feed.

The Cannabis News application's functionality features are customizable filters and settings, enabling users to receive news updates based on their subscriptions. It ensures users focus solely on essential content, preventing information overload. Creating a personalized news feed is a straightforward process: users select preferred news sources and incorporate them into their curated list. With broad coverage and a comprehensive approach, Cannabis News is a valuable solution for those deeply involved in the cannabis industry, individuals seeking pertinent information from diverse sources. The application is compatible with both Apple and Android platforms, catering to a wide user demographic. The Cannabis News application is flexible to accommodate changing user needs. It is relevant for cannabis investors using the app to track industry trends and allocate funds wisely. The primary focus of the Cannabis News application is to enhance brand awareness, building a loyal user base within the cannabis industry, and as of now, it does not generate revenue.

Another aspect of the Company's business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds of cannabis news to news organizations, websites, and other businesses. The Company's RSS feed sales offering includes a variety of cannabis-related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of cannabis-related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of the cannabis industry. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the six months ended February 28, 2025 and February 29, 2024, the segment of selling of RSS feeds and Podcasts accounted for 100% and 55% of the Company’s total revenue, respectively.

Business Objectives of the Company

Sky Century Investment, Inc. is committed to the following key business objectives by driving growth, innovation, and customer satisfaction:

Expanded Online Services: We plan to expand the range of online services to cater to the diverse needs of our clientele. These services include:

-Marketing Services: The Company is committed to expanding its marketing services to include a wider range of digital marketing channels, such as social media marketing, content marketing and web design. We will provide comprehensive assistance in crafting effective digital marketing strategies, enhancing online visibility, and optimizing search engine performance. Sky Century Investment, Inc.

plans to offer web design services to businesses of all sizes. The Company's team of experienced web designers will create visually appealing and user-friendly websites that are optimized for search engines.

-SEO Services: The Company intends to expand its SEO services by enhancing client acquisition and retention through the introduction of advanced techniques, including local SEO, mobile optimization, and voice search optimization, to meet the evolving needs of clients across various industries. The Company will focus on delivering measurable results through ROI-driven SEO campaigns, aimed at providing clients with tangible improvements in organic search performance and a clear return on investment. The Company plans to offer international SEO services to clients pursuing global market expansion, incorporating multi-lingual and geo-targeted strategies that align with local search behaviors and comply with regional requirements.

-Analytics and Reporting: We are committed to equipping our clients with data-driven insights. Our services will include analytics and reporting to inform strategic decision-making.

-Web Design and Email Marketing: With a focus on user-centric design, we will offer web design services that captivate visitors and foster engagement. Additionally, our email marketing strategies will enable effective communication and customer retention.

-IT Services: Recognizing the growing importance of IT in business operations, we are expanding our services to encompass IT solutions that empower organizations to harness technology efficiently. The Company plans to offer a comprehensive suite of IT solutions designed to address the diverse needs of clients, including IT consulting, to help businesses develop tailored technology strategies; IT support, providing ongoing assistance and troubleshooting to ensure smooth operations; and network security, to protect businesses from evolving cyber threats and ensure the integrity of their data and systems. These services are intended to empower organizations to maximize their technological capabilities while minimizing operational risks.

App Enhancement and Feature Implementation: We are committed to refining our existing application, leveraging the latest technological advancements to deliver an improved user experience. Concurrently, we will introduce new and innovative features to the app, ensuring that it remains at the forefront of industry trends and user expectations.

App Scaling: Our strategic roadmap includes scaling our application to accommodate a larger user base. This entails optimizing infrastructure, enhancing server capacity, and fine-tuning the app's performance to ensure seamless usage, even as our user community grows.

RSS Feeds: The Company plans to expand and optimize its existing RSS feed offerings by broadening the range of sources and content provided. This expansion will include the introduction of new, relevant feeds to better serve the needs of its audience. The Company intends to update and replace some of its current RSS feeds to ensure they remain accurate, timely, and aligned with evolving industry trends. This initiative aims to enhance the value of the RSS feed service and improve user engagement by delivering more diverse and up-to-date content.

The Company is currently in the early stages of development of its Marketing and IT services offerings. The Company expects to enhance and expand these services by the end of 2025.

The Company's sole employee, Nataliia Petranetska, is currently responsible for developing and managing all of the Company's business operations, including the development of future projects. However, the Company may hire employees or expand the Board in the future to help with the development of future projects.

Competition

Sky Century Investment, Inc. is involved in operations and development across several diverse sectors. Each sector is characterized by its unique competitive landscape. The Company systematically faces competition from a diverse array of entities. Our commitment to excellence and innovation enables us to navigate these challenges and leverage them as opportunities for growth. Our competition can be categorized into the following segments:

IT Services: In the realm of IT solutions, Sky Century Investment, Inc encounters competition from both specialized IT service providers and technology giants. These competitors offer services spanning software development, cybersecurity, cloud solutions, and more. By continuously innovating our IT services and adopting the latest technological advancements, we aim to distinguish ourselves as a reliable partner for businesses seeking tailored IT solutions that align with their strategic objectives.

Marketing Services: Within the sphere of marketing strategy and consulting, Sky Century Investment, Inc faces competition from agencies and consultancies that offer a wide range of services, including digital marketing, branding, and market research. Our commitment to delivering comprehensive, data-driven strategies tailored to our clients' specific needs positions us to stand out in this competitive landscape. Furthermore, our integrated approach that combines technology and creativity sets us apart as an innovative marketing partner.

RSS Feed Services: In the domain of RSS feed services, the competition of the Sky Century Investment, Inc includes entities providing general and niche content syndication. Our focus on delivering curated, insightful, and industry-specific RSS feeds about the cannabis sector gives us a unique competitive edge. By consistently offering high-quality content that informs and educates our audience, we aim to position ourselves as a preferred source for specialized information.

Cannabis Industry: Within the cannabis sector, Sky Century Investment, Inc competes with a range of companies involved in various aspects of Cannabis industry. These include established players and emerging startups, each with their unique value propositions and market presence. As the demand for reliable information and specialized services within the cannabis industry increases.

Employees

As of the date of this Form 10-Q, our team comprises a single employee, Nataliia Petranetska, who assumes the roles of President, Treasurer and Director as per the stipulations outlined within the Employment Agreement as of July 30, 2020.

Offices

Our business office is located at 220 Emerald Vista Way #233, Las Vegas, NV, 89144. This office space is provided by our President for the Company's needs at no cost. There is no formal rent agreement. Our telephone number is + 1 (205) 238 7735.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024

Revenue

During the three months ended February 28, 2025 and February 29, 2024, we have generated total revenues of $14,100 and $14,000, respectively. This represents a slight increase of $100 or approximately 0.71% year-over-year.

Cost of revenues for the three months ended February 28, 2025 and February 29, 2024 were $11,645 and $8,406, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database and website update costs). Cost of revenue for 2025 increased by 39%, or $3,238. The increase was primarily due to the acquisition of a new database in August 2024 and capitalization of website update costs in December 2024.

Operating expenses

We had total operating expenses of $29,119 and $41,500, during the three months ended February 28, 2025 and February 29, 2024, respectively. The operating expenses for the three months ended February 28, 2025 and February 29, 2024 included general and administrative expenses of $24,100 and $15,000; and professional fees of $5,019 and $26,500, respectively. Total operating expenses for 2025 decreased by 81%, or $21,481. The overall decrease in total expenses was due to higher professional fees for the audit and legal fees incurred in the prior period.

Other Income (Expenses)

The total other expenses for the three months ended February 28, 2025 and February 29, 2024 were $81 and $0, respectively. Other expenses included interest on the debt.

Net Income (Loss)

During the three months ended February 28, 2025 and February 29, 2024, we had net losses of $26,745 and $35,906, respectively. Net losses for 2025 decreased by 25%, or $9,161. The main impact on the decrease in net loss was the decrease in operating expenses as described above.

Results of Operations for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024

Revenue

During the six months ended February 28, 2025 and February 29, 2024, we have generated total revenues of $14,100 and $35,900, respectively. Revenue for 2025 decreased by 61%, or $21,800, primarily due to lower proper customer outreach as the Company shifted its focus to new markets and redirected resources toward exploring new industry opportunities, particularly in IT Services and marketing.

Cost of revenues for the six months ended February 28, 2025 and February 29, 2024 were $22,426 and $16,812, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database and website update costs). Cost of revenue for 2025 increased by 33%, or $5,613. The increase was primarily due to the acquisition of a new database in August 2024 and capitalization of website update costs in December 2024.

Operating expenses

We had total operating expenses of $59,453 and $63,248, during the six months ended February 28, 2025 and February 29, 2024, respectively. The operating expenses for the six months ended February 28, 2025 and February 29, 2024 included general and administrative expenses of $39,353 and $30,000; and professional fees of $20,100 and $33,248, respectively. Total operating expenses for 2025 decreased by 6%, or $3,795. The overall decrease in total expenses was due to higher professional fees for the audit and legal fees incurred in the prior period.

Other Income (Expenses)

The total other expenses for the six months ended February 28, 2025 and February 29, 2024 were $594 and $0, respectively. Other expenses included interest on the debt.

Net Income (Loss)

During the six months ended February 28, 2025 and February 29, 2024, we had net losses of $68,373 and $44,160, respectively. Net losses for 2025 increased by 55%, or $24,213. The main impact on the increase in net loss was the generation of lower revenue in the current period compared to the previous one, as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of February 28, 2025 and August 31, 2024:

	February 28, 2025	August 31, 2024	$ Change	% Change
Current assets	$1,260	$25,900	$(24,640)	(95%)
Current liabilities	300,713	292,960	7,753	3%
Working capital deficit	$(299,453)	$(267,060)	$(32,393)	-

As of February 28, 2025 and August 31, 2024, the Company had cash of $0. The Company had a working capital deficit of $299,453 and $267,060 as of February 28, 2025 and August 31, 2024, respectively.

	February 28, 2025	August 31, 2024	$ Change	% Change
Net cash provided by operating activities	$(20,204)	$(3,598)	$(16,606)	(462%)
Net cash used in investing activities	(15,540)	-	(15,540)	(100%)
Net cash provided by (used in) financing activities	35,744	3,598	32,146	893%
Net increase (decrease) in cash, restricted cash and cash equivalents	$-	$-	$-	-%

Cash flows provided by operating activities for 2025 decreased by $16,606 compared to 2024. This decline was primarily driven by decreased net loss offset by amortization expense compared to the prior year. During the six months ended February 28, 2025, the Company used $20,204 of cash in operating activities due to its net loss of $68,373; amortization of $22,426; prepaid expenses of $24,640; accounts payable and accrued liabilities of $1,103. During the six months ended February 29, 2024, the Company used $10,598 of cash in operating activities due to its net loss of $44,160; amortization of $16,812; accounts payable and accrued liabilities of $33,000; deferred income of $16,250.

Investing activities used $15,540 of cash in 2025 compared with $0 in 2024. During the six months ended February 28, 2025, the Company had $15,540 of cash in investing activities consisting of capitalized website update costs. During the six months ended February 29, 2024, the Company had no investing activities.

Financing activities generated $35,744 of cash in 2025 and used $3,598 in 2024. During the six months ended February 28, 2025, the Company generated $35,744 of cash in financing activities, which came from common stock issuance of $29,094 and proceeds from related party loans of $12,750, offset by $6,100 in repayments to related parties. During the six months ended February 29, 2024, the Company generated $10,598, of cash in financing activities, made up of $30,248 of proceeds from related party loans, offset by $19,650 in repayments to related parties.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash during the period were selling our services and loans from our director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending February 28, 2025, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit
Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKY CENTURY INVESTMENT, INC.

Date: April 14, 2025	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer