Form 10-Q
period 2025-05-31
Sky Century Investment, Inc.
filed 2025-06-30
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2025

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

As of June 30, 2025 there were 223,548,220 shares outstanding of the registrant’s common stock.

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

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	May 31, 2025	August 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$11,312	$-
Prepaid Expenses	3,750	25,900
Total Current Assets	15,062	25,900

Intangible Assets, Net	109,375	69,484

Total Assets	$124,437	$95,384

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$46,847	$28,897
Amounts Due to a Related Party (Note 6)	205,000	160,000
Deferred Income	1,387	-
Related Parties Loan (Note 6)	121,105	104,063
Total Current Liabilities	374,339	292,960

Total Liabilities	374,339	292,960

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 223,548,220 and 220,638,720 Common Shares Issued and Outstanding Respectively as of May 31, 2025 and August 31, 2024	223,548	220,639
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 and 0 Common Shares Issued and Outstanding Respectively as of May 31, 2025 and August 31, 2024	5,000	5,000
Additional Paid-In-Capital	408,436	382,251
Accumulated Deficit	(886,886)	(805,466)
Total Stockholders’ Deficit	(249,902)	(197,576)

Total Liabilities and Stockholders’ Deficit	$124,437	$95,384

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2025 and 2024

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024

Revenues
Sales	$30,838	$-	$44,938	$35,900
Total Revenues	30,838	$-	44,938	35,900
Cost of Revenues	12,423	8,406	34,849	25,219
Gross Profit	18,415	(8,406)	10,089	10,681

Operating Expenses
General and Administrative Expenses	15,016	15,000	54,369	45,000
Professional Fees	16,446	2,743	36,546	35,991
Total Operating Expenses	31,462	17,743	90,915	80,991

Operating Income (Loss)	(13,047)	(26,149)	(80,826)	(70,310)

Other Income (Expenses)
Debt Cancellation	-	12,000	-	12,000
Interest Expense	-	-	594	-
Total Other Income (Expense)	-	12,000	(594)	12,000

Income (Loss) Before Income Taxes	(13,047)	(14,149)	(81,420)	(58,310)

Income Tax Expense	-	-	-	-
Net Income (Loss)	$(13,047)	$(14,149)	$(81,420)	$(58,310)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	223,548,220	220,638,720	222,343,921	220,638,720

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended May 31, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2023	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(732,546)	$(124,656)
Net Loss for the Period	-	-	-	-	-	(8,254)	(8,254)
Balance as of November 30, 2023	220,638,720	220,639	5,000,000	5,000	382,251	(740,800)	(132,910)
Net Loss for the Period	-	-	-	-	-	(35,906)	(35,906)
Balance as of February 29, 2024	220,638,720	220,639	5,000,000	5,000	382,251	(776,706)	(168,816)
Net Loss for the Period	-	-	-	-	-	(14,149)	(14,149)
Balance as of May 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(790,855)	$(182,965)

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)
Net Loss for the Period	-	-	-	-	-	(41,628)	(41,628)
Balance as of November 30, 2024	220,638,720	220,639	5,000,000	5,000	382,251	(847,094)	(239,204)
Conversion of Debt to Common Stock	2,909,500	2,909	-	-	26,185	-	29,094
Net Loss for the Period	-	-	-	-	-	(26,745)	(26,745)
Balance as of February 28, 2025	223,548,220	223,548	5,000,000	5,000	408,436	(873,839)	(236,855)
Net Loss for the Period	-	-	-	-	-	(13,047)	(13,047)
Balance as of May 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(886,886)	$(249,902)

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2025 and 2024

(Unaudited)

	For the nine months ended
	May 31, 2025	May 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(81,420)	$(58,310)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	34,849	25,219
Changes in Operating Assets and Liabilities:
Prepaid Expenses	22,150	(3,150)
Accounts Payable and Accrued Liabilities	62,950	36,000
Deferred Income	1,387	(16,250)
Net Cash Provided by (Used in) Operating Activities	39,916	(16,491)

INVESTING ACTIVITIES
API Purchase	$(35,200)	$-
RSS Feeds Purchase	(24,000)	-
Website Update Costs	(15,540)	-
Net Cash Used in Investing Activities	(74,740)	-

FINANCING ACTIVITIES
Common Stock Issuance	$29,094	$-
Proceeds from Related Party Loan	23,173	36,141
Repayments on Related Party Loan	(6,131)	(19,650)
Net Cash Provided by Financing Activities	46,136	16,491

Net Change in Cash and Cash Equivalents	11,312	-

Cash and Cash Equivalents, Beginning of Period	-	-

Cash and Cash Equivalents, End of Period	$11,312	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

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

For the nine months ended May 31, 2025, the Company has generated a net loss of $81,420 with an accumulated deficit of $886,886 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended May 31, 2025, are not necessarily indicative of the operating results that may be expected for the year ending August 31, 2025. These unaudited financial statements should be read in conjunction with the August 31, 2024 financial statements and notes thereto.

The Company’s year-end is August 31.

Use of Estimates and Assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

Reclassification of Prior Year Presentation

Certain amounts from prior years have been reclassified to ensure consistency with the current year’s presentation. These reclassifications did not affect the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

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

There were no potentially outstanding dilutive shares for the nine months ended May 31, 2025 and the year ended August 31, 2024.

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

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. In May 2025, the Company acquired a Really Simple Syndication (“RSS”) Feeds to expand its databases for $24,000. The databases with RSS feeds will be amortized on a straight-line basis over the three years. As of May 31, 2025 and August 31, 2024, accumulated amortization of databases was $92,235 and $59,891, respectively.

In December 2024, the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of May 31, 2025 and August 31, 2024, accumulated amortization of intangible assets was $2,158 and $0, respectively.

In May 2025, the Company acquired an Application Programming Interface (“API”) for $35,200. The API costs will be amortized on a straight-line basis over the three years. As of May 31, 2025 and August 31, 2024, accumulated amortization of intangible assets was $347 and $0, respectively.

As of May 31, 2025 and August 31, 2024, the total amount of intangible assets comprised of databases, website update costs and API was $204,115 and $129,375, respectively. During the nine months ended May 31, 2025 and 2024 the Company recorded amortization expense of $34,849 and $25,219, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of May 31, 2025 and August 31, 2024, the amount of prepaid expenses was $3,750 and $25,900, respectively.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the three and nine months ended May 31, 2025 and 2024:

	Three months ended May 31,		Nine months ended May 31,
	2025	2024	2025	2024
IT Services	$5,613	$-	$5,613	$16,250
RSS Feeds	25,225	-	39,325	19,650
Total Revenue	$30,838	$-	$44,938	$35,900

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

As of May 31, 2025, the Company had a total of 223,548,220 shares of its common stock issued and outstanding.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of May 31, 2025, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of May 31, 2025, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2025 and August 31, 2024, the amount due to a related party was $121,105 and $104,063, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of May 31, 2025 and August 31, 2024, the payroll liabilities to director were $205,000 and $160,000, respectively.

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

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70%-discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of May 31, 2025, $99,537 was converted to equity.

On November 14, 2022 the Data Purchase Agreement were signed by Sky Century Investment, Inc. and ITEQ Logic Ltd. On December 1, 2022 the Amendment to Data Purchase Agreement and the Promissory Note were issued. The total amount under the Promissory note is $100,875. As of May 31, 2025, $52,500 was converted to 15,000,000 common shares per value $0.0035 per share. The remaining balance of $48,375 was paid to ITEQ Logic Ltd. on May 15, 2023, and therefore, no further obligations remain under this debt.

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of May 31, 2025, $56,000 of the total amount was converted to 16,000,000 common

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

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

NOTE 8 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of May 31, 2025, the Company had net operating loss carry forwards of approximately $886,886 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of May 31, 2025, was approximately $186,246. The net change in valuation allowance during the nine months ended May 31, 2025, was $(17,098). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2025. All tax years since inception remain open for examination by taxing authorities.

For the nine months ended May 31, 2025 and the year ended August 31, 2024, the provision for Federal income tax consists of the following:

	May 31, 2025	August 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(886,886)	$(805,466)
Total deferred tax assets	(186,246)	(169,148)
Valuation allowance	186,246	169,148
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended May 31, 2025 and the year ended August 31, 2024, as follows:

	May 31, 2025	August 31, 2024
Computed “expected” tax expense (benefit)	$(886,886)	$(805,466)
Change in valuation allowance	(17,098)	(15,313)
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2025 and 2024

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the nine months ended May 31, 2025 and 2024, IT Services business segment accounted for 12% and 45% of the Company’s total revenue, respectively.

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

Another aspect of the Company's business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds of cannabis news to news organizations, websites, and other businesses. The Company's RSS feed sales offering includes a variety of cannabis-related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of cannabis-related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of the cannabis industry. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the nine months ended May 31, 2025 and 2024, the segment of selling of RSS feeds and Podcasts accounted for 88% and 55% of the Company’s total revenue, respectively.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2025 as compared to the three months ended May 31, 2024

Revenue

During the three months ended May 31, 2025 and 2024, we have generated total revenues of $30,838 and $0, respectively. This represents an increase of $30,838 or approximately 100% year-over-year. The increase in revenue during the three months ended May 31, 2025, compared to the same period in 2024, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the three months ended May 31, 2025 and 2024 were $12,423 and $8,406, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2025 increased by 48%, or $4,017. The increase was primarily due to the acquisition of a new database in August 2024; capitalization of website update costs in December 2024; the acquisition of RSS feeds and API in May 2025.

Operating expenses

We had total operating expenses of $31,462 and $17,743, during the three months ended May 31, 2025 and 2024, respectively. The operating expenses for the three months ended May 31, 2025 and 2024 included general and administrative expenses of $15,016 and $15,000; and professional fees of $16,446 and $2,743, respectively. Total operating expenses for 2025 decreased by 77%, or $13,719. The overall increase in total expenses was due to higher professional fees for the audit and legal fees incurred in the current period.

Other Income (Expenses)

The total other income for the three months ended May 31, 2025 and 2024 were $0 and $12,000, respectively. Other income included debt cancellation.

Net Income (Loss)

During the three months ended May 31, 2025 and 2024, we had net losses of $13,047 and $14,149, respectively. Net losses for 2025 decreased by 8%, or $1,102. The main impact on the decrease in net loss was the increase in revenue as described above.

Results of Operations for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024

Revenue

During the nine months ended May 31, 2025 and 2024, we have generated total revenues of $44,938 and $35,900, respectively. Revenue for 2025 increased by 25%, or $9,038, primarily due to the expansion of our business lines, higher proper outreach to existing customers and the acquisition of new ones.

Cost of revenues for the nine months ended May 31, 2025 and 2024 were $34,849 and $25,219, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2025 increased by 38%, or $9,630. The increase was primarily due to the acquisition of a new database in August 2024; capitalization of website update costs in December 2024; the acquisition of RSS feeds and API in May 2025.

Operating expenses

We had total operating expenses of $90,915 and $80,991, during the nine months ended May 31, 2025 and 2024, respectively. The operating expenses for the nine months ended May 31, 2025 and 2024 included general and administrative expenses of $54,369 and $45,000; and professional fees of $36,546 and $35,991, respectively. Total operating expenses for 2025 increased by 12%, or $9,924. The overall increase in total expenses was due to website update expenses incurred in the current period.

Other Income (Expenses)

The total other income for the nine months ended May 31, 2025 and 2024 were $0 and $12,000, respectively. Other income included debt cancellation.

The total other expenses for the nine months ended May 31, 2025 and 2024 were $594 and $0, respectively. Other expenses included interest on the debt.

Net Income (Loss)

During the nine months ended May 31, 2025 and 2024, we had net losses of $81,420 and $58,310, respectively. Net losses for 2025 increased by 40%, or $23,110. The main impact on the increase in net loss was the increase in operating expenses as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of May 31, 2025 and August 31, 2024:

	May 31, 2025	August 31, 2024	$ Change	% Change
Current assets	$15,062	$25,900	$(10,838)	(42%)
Current liabilities	374,339	292,960	81,379	28%
Working capital deficit	$(359,277)	$(267,060)	$(92,217)	-

As of May 31, 2025 and August 31, 2024, the Company had cash of $11,312 and $0, respectively. The Company had a working capital deficit of $359,277 and $267,060 as of May 31, 2025 and August 31, 2024, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the nine-month periods ended May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024	$ Change	% Change
Net cash provided by operating activities	$39,916	$(16,491)	$56,407	(342%)
Net cash used in investing activities	(74,740)	-	(74,740)	(100%)
Net cash provided by (used in) financing activities	46,136	16,491	29,645	180%
Net increase (decrease) in cash, restricted cash and cash equivalents	$11,312	$-	$-	-%

Cash flows provided by operating activities for 2025 increased by $56,407 compared to 2024. This increase was primarily driven by increased accounts payable offset by amortization expense compared to the prior year. During the nine months ended May 31, 2025, the Company used $39,916 of cash in operating activities due to its net loss of $81,420; amortization of $34,849; prepaid expenses of $22,150; accounts payable; accrued liabilities of $62,950 and deferred income of $1,387. During the nine months ended May 31, 2024, the Company used $16,491 of cash in operating activities due to its net loss of $58,310; amortization of $25,219; prepaid expense of $3,150; accounts payable and accrued liabilities of $36,000; deferred income of $16,250.

Investing activities used $74,740 of cash in 2025 compared with $0 in 2024. During the nine months ended May 31, 2025, the Company had $74,740 of cash in investing activities consisting of capitalized website update costs and the acquisition of RSS feeds and API. During the nine months ended May 31, 2024, the Company had no investing activities.

Financing activities generated $46,136 of cash in 2025 and used $16,491 in 2024. During the nine months ended May 31, 2025, the Company generated $46,136 of cash in financing activities, which came from common stock issuance of $29,094 and proceeds from related party loans of $23,173, offset by $6,131 in repayments to related parties. During the nine months ended May 31, 2024, the Company generated $16,491, of cash in financing activities, made up of $36,141of proceeds from related party loans, offset by $19,650 in repayments to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending May 31, 2025, there were no pending or threatened legal actions against us.

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

SKY CENTURY INVESTMENT, INC.

Date: June 30, 2025	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer