Form 10-K
period 2025-08-31
Sky Century Investment, Inc.
filed 2025-12-16
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

(205) 238 7735

info@skygcbd.com

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 28, 2025, the number of shares held by non-affiliates was approximately 179,744,369 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of February 28, 2025, (the second quarter end date) was $359,488.74.

As of December 16, 2025 there were 223,548,220 shares outstanding of the registrant’s common stock.

ii

TABLE OF CONTENTS

iii

PART I

Item 1. Business.

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

The Company continues to expand its IT service offerings as there is a growing demand for cloud solutions, data management and network infrastructure. This business is an integral part of the Company’s overall strategy and complements its other operations, seeking to support other operations and contribute to the stability and diversification of revenue streams.

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the years ended August 31, 2025 and 2024, IT Services business segment accounted for 11% and 31% of the Company’s total revenue, respectively.

The secondary major business of Sky Century Investment, Inc. is marketing. Sky Century Investment, Inc. employs different techniques and methodologies to optimize online visibility, engage target audiences, and drive meaningful interactions. One method is Search Engine Optimization (“SEO”), to enhance online visibility and improve search engine rankings for its clients. Through examination of performance metrics and user behavior, the Company furnishes clients with insightful reports illuminating strengths, weaknesses, and areas ripe for optimization. The Company crafts visually appealing and functionally optimized websites mirroring clients’ values and ambitions, providing users with seamless and captivating online experiences. This segment does not contribute to the Company’s total revenue. The marketing division provides services such as internet marketing and a podcast directory, which are not generating revenue at this time.

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

The Cannabis News is a news source focused on cannabis-related information, offering various features such as continuous monitoring and filtering of cannabis news and breakthroughs. It ensures users are informed of developments in a timely manner by consolidating data from numerous sources, delivering a comprehensive and current knowledge base. Presented by Sky Century Investment, Inc. the application’s primary feature is its ability to compile and distribute cannabis industry news from diverse sources. These sources need not be exclusively cannabis-focused platforms; the application adeptly locates cannabis-related articles from general news outlets. With each page refresh, users are greeted with real-time updates to their news feed.

The Cannabis News application’s functionality features are customizable filters and settings, enabling users to receive news updates based on their subscriptions. It ensures users focus solely on essential content, preventing information overload. Creating a personalized news feed is a straightforward process: users select preferred news sources and incorporate them into their curated list. With broad coverage and a comprehensive approach, Cannabis News is a valuable solution for those deeply involved in the cannabis industry, individuals seeking pertinent information from diverse sources. The application is compatible with both Apple and Android platforms, catering to a wide user demographic. The Cannabis News application is flexible to accommodate changing user needs. It is relevant for cannabis investors using the app to track industry trends and allocate funds wisely. The primary focus of the Cannabis News application is to enhance brand awareness, building a loyal user base within the cannabis industry, and as of now, it does not generate revenue.

Another aspect of the Company’s business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds of cannabis news to news organizations, websites, and other businesses. The Company’s RSS feed sales offering includes a variety of cannabis-related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of cannabis-related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of the cannabis industry. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the years ended August 31, 2025 and 2024, the segment of selling of RSS feeds and Podcasts accounted for 89% and 69% of the Company’s total revenue, respectively.

Business Objectives of the Company

Sky Century Investment, Inc. is committed to the following key business objectives by driving growth, innovation, and customer satisfaction:

Expanded Online Services: We plan to expand the range of online services to cater to the diverse needs of our clientele. These services include:

-Marketing Services: The Company is committed to expanding its marketing services to include a wider range of digital marketing channels, such as social media marketing, content marketing and web design. We will provide comprehensive assistance in crafting effective digital marketing strategies, enhancing online visibility, and optimizing search engine performance. Sky Century Investment, Inc. plans to offer web design services to businesses of all sizes. The Company’s team of experienced web designers will create visually appealing and user-friendly websites that are optimized for search engines.

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

App Scaling: Our strategic roadmap includes scaling our application to accommodate a larger user base. This entails optimizing infrastructure, enhancing server capacity, and fine-tuning the app’s performance to ensure seamless usage, even as our user community grows.

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

The Company is currently in the early stages of development of its Marketing and IT services offerings. The Company expects to enhance and expand these services by the end of 2026.

The Company’s sole employee, Nataliia Petranetska, is currently responsible for developing and managing all of the Company’s business operations, including the development of future projects. However, the Company may hire employees or expand the Board in the future to help with the development of future projects.

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

Marketing Services: Within the sphere of marketing strategy and consulting, Sky Century Investment, Inc faces competition from agencies and consultancies that offer a wide range of services, including digital marketing, branding, and market research. Our commitment to delivering comprehensive, data-driven strategies tailored to our clients’ specific needs positions us to stand out in this competitive landscape. Furthermore, our integrated approach that combines technology and creativity sets us apart as an innovative marketing partner.

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

Employees

As of the date of this Form 10-K, our team comprises a single employee, Nataliia Petranetska, who assumes the roles of President, Treasurer and Director as per the stipulations outlined within the Employment Agreement as of July 30, 2020.

Offices

Our business office is located at 220 Emerald Vista Way #233, Las Vegas, NV, 89144. This office space is provided by our President for the Company’s needs at no cost. There is no formal rent agreement. Our telephone number is + 1 (205) 238 7735.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this annual report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this annual report, the following factors should be considered in evaluating the Company’s business and future prospects.

Intense competition in the industry may impact our business operations.

We operate in a global, competitive marketplace and face substantial competition from a limited number of established competitors, some of which may have greater financial resources than we do. Price competition is strong and, coupled with the existence of a number of cost-conscious customers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.

Failure to predict and react to customer demand for new products and services could adversely affect our business.

We have dedicated significant resources to the development, manufacturing and marketing of our products and services. There can be no assurance that any new products and services that we develop will gain widespread acceptance in the marketplace or will be able to compete successfully with other new products or services that may be introduced by competitors. In addition, we may incur additional warranty or other costs as new products are tested and used by customers.

Operating in multiple focus areas introduces operational complexity that may reduce efficiency, effectiveness, and overall performance.

Each area of activities may have unique operational requirements, customer needs, and industry dynamics, which could strain management’s ability to effectively oversee all aspects, potentially leading to inefficiencies, misaligned strategies, and communication breakdowns. Serving multiple customer segments with differing needs can be challenging. The Company needs to ensure consistent quality and customer satisfaction across all segments, which might necessitate tailored strategies for each group. Allocating resources - such as finances, human resources, and technology - across different activities requires careful consideration. A lack of clear prioritization could lead to suboptimal resource allocation and reduced performance in one or more areas. Different activities could have varying financial cycles, revenue recognition methods, and cash flow patterns. Managing financial reporting, budgeting, and forecasting across these diverse areas might be more intricate.

Workforce limitations and challenges in talent acquisition.

The Company faces an operational risk due to its dependence on the skills and expertise of a single employee. In the event of the unavailability or inability of this key individual to perform their duties, the organization may experience disruptions that could impede ongoing operations. Moreover, the limited workforce poses challenges in developing effective strategies for talent acquisition and retention, potentially hindering the Company’s ability to adapt to market changes and sustain growth. To address these risks, it is crucial for the Company to diversify its talent pool, implement succession planning, and invest in initiatives aimed at attracting and retaining skilled professionals. Proactive measures, such as cross-training initiatives, can further reduce dependency on any single individual, enhancing organizational resilience and agility in a competitive business environment.

The limited availability of our sole officer and director may adversely affect business operations.

Mrs. Petranetska, our sole employee, currently dedicates around 40 hours per week to manage our operations. Although she presently manages our affairs effectively, there exists the possibility that increased demands from other commitments may limit her availability to oversee our business adequately. In the event of high demand, if Mrs. Petranetska is unable to manage the workload, the Company plans to expand its staff to support operations. The potential loss of Mrs. Petranetska could have adverse effects on our business development.

Improper conduct of our associates, agents or business partners could result in financial costs or reputational damage.

We are subject to a variety of domestic and foreign laws, rules and regulations relating to improper payments to government officials, bribery, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. If our associates, agents or business partners engage in activities in violation of these laws, rules or regulations, we may be subject to civil or criminal fines or penalties or other sanctions, may incur costs associated with government investigations, or may suffer damage to our reputation.

Market competition may materially and adversely affect our operating results.

Our Company actively competes with many companies producing similar products. Depending on the particular application, we experience competition based on a number of factors, including price, quality, performance and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be both domestically and internationally better able to withstand a change in conditions within the markets in which we compete and throughout the global economy as a whole.

In addition, our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new competitors entering our markets, new products and services that may be introduced by competitors, changes in customer preferences, pricing pressures and new government regulations. If we are unable to anticipate our competitors’ development of new products and services, identify customer needs and preferences on a timely basis, or successfully introduce new products and services or modify existing products and service offerings in response to such competitive factors, we could lose customers to competitors. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

Credit and counterparty risks pose potential harm to our business.

The financial condition of our customers could affect our ability to market our products and services or collect receivables. In addition, financial difficulties faced by our customers as a result of an adverse economic event or other market factors may lead to cancellation or delay of orders. Our customers may suffer financial difficulties that make them unable to pay for a product or solution when payments become due, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. Although historically not material, we cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on our revenues, earnings and cash flows.

Legal and Regulatory Challenges may affect business operations.

The Company operates across multiple business lines, including IT & Server Leasing, Marketing (SEO), purchasing of RSS feeds, and application. Each of these sectors is subject to a unique set of legal and regulatory requirements, which may vary depending on the jurisdiction. As a result, the Company faces challenges related to compliance with applicable laws and regulations, including potential changes in those regulations that could affect our operations.

In addition to the legal complexities inherent in each business line, the Company must also navigate risks associated with cross-border legal environments, which could complicate the enforcement of rights and obligations. These challenges may result in increased legal costs, delays, or other operational impacts. Consequently, prospective investors should carefully consider the regulatory risks associated with the Company’s diverse business operations and seek legal counsel if needed to better understand the potential legal implications.

Our success depends on executive management and our ability to attract and retain top talent.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and her ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officer or a failure to provide adequate succession plans could have an adverse impact. Our future success also depends on our ability to attract, retain and develop qualified personnel at all levels of the organization. The availability of highly qualified talent is limited in a number of the jurisdictions in which we operated, and the competition for talent is robust. A failure to attract, retain and develop new qualified personnel throughout the organization could have an adverse effect on our operations and implementation of our strategic plan.

Information systems failures may disrupt business operations and result in financial losses or customer liabilities.

Our business is also dependent on other data-processing systems, communications and information systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of cyber terrorism or war or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

Cybersecurity attacks could lead to loss of confidential information and other business operational disruptions.

We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include employee education, password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, customers and supplier, and potentially violate certain domestic and international privacy laws. Furthermore, a cybersecurity attack on our customers and suppliers could compromise our confidential information in the possession of our customers and suppliers. A successful attack could disrupt and otherwise adversely affect our business operations.

The ongoing effects of the outbreak of the COVID-19 pandemic could impact our business, financial condition, operations, and prospects.

The COVID-19 pandemic has had a notable impact on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home policies, supply chain logistical changes, and closure of non-essential businesses. The COVID-19 pandemic may impact our business operations, including our employees, customers, partners, and communities.

Unspecified and unascertainable risks may affect our business operations.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

Risk related to Rule 144.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. These Rule 144 amendments apply to securities acquired both before and after that date. Generally, under the Rule 144 amendments, a person who has beneficially owned restricted shares for at least three months would be entitled to sell their securities provided that: (i) such person is not deemed to have been an affiliate at the time of, or at any time during the three months preceding, a sale; (ii) we are subject to and are current in the Exchange Act periodic reporting requirements for at least 90 days before the sale; and (iii) if the sale occurs prior to satisfaction of a one-year holding period, provided current information is available at the time of sale.

Persons who have beneficially owned restricted shares for at least three months but who are affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following: (i) 1% of the total number of securities of the same class then outstanding; or (ii) the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

These Rule 144 related risks are subject to further restrictions in the event that the Exchange Act reporting company is deemed to be a Shell Company, such as the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is subject to various laws and regulations issued by multiple government agencies concerning the protection and confidentiality of its information systems, customer data, and other business information. The Company maintains policies and procedures intended to protect the confidentiality, integrity, and availability of the information systems and data.

The Board of Directors maintains active oversight of our cybersecurity risks and receives regular updates from management on the cybersecurity program, including risk assessments, incident response capabilities, and the effectiveness of controls. Management is responsible for assessing and managing our material cybersecurity risks, developing and implementing our cybersecurity policies, procedures, and controls, and reporting on the status of the program and any material cybersecurity incidents to the Board.

As of the date of this report, we are not aware of any cybersecurity threats or incidents, including prior events, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

The Company does not hold any leased office spaces.

Item 3. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTC market “Pink Sheets” under the symbol “SKYI”.

Number of Holders

As of August 31, 2025, the 223,548,220 issued and outstanding shares of common stock were held by a total of 70 shareholders of record.

Dividends

The Company does not expect to pay dividends for the foreseeable future because it does not have sufficient revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. The Company expects that future management will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

There were 223,548,220 and 220,638,720 shares of common stock issued and outstanding as of August 31, 2025 and 2024, respectively.

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of August 31, 2025 and 2024, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Other Stockholder Matters

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in this Form 10-K of Sky Century Investment, Inc. (hereinafter the “Company”, “we” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Form 10-K, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Important factors that may cause actual results to differ from projections include, for example:

•the success or failure of Management’s efforts to implement the Company’s plan of operation;

•the ability of the Company to fund its operating expenses;

•the ability of the Company to compete with other companies that have a similar plan of operation;

•the effect of changing economic conditions impacting our plan of operation;

•the ability of the Company to meet the other risks as may be described in future filings with Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS

Results of Operations for the year ended August 31, 2025, as compared to the year ended August 31, 2024

Revenue

During the years ended August 31, 2025 and 2024, we have generated total revenues of $76,338 and $51,800, respectively. Revenue for 2025 increased by 47%, or $24,538, primarily due to the expansion of our business lines, higher proper outreach to existing customers and the acquisition of new ones.

Cost of revenues for the years ended August 31, 2025 and 2024 were $51,859 and $34,672, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2025 increased by 50%, or $17,187. The increase was primarily due to the acquisition of a new database in August 2024; the capitalization of website update costs in December 2024; the acquisition of RSS feeds and API in May 2025; the capitalization of API code optimization costs in August 2025.

Operating expenses

We had total operating expenses of $141,110 and $90,048, during the years ended August 31, 2025 and 2024, respectively. The operating expenses for the years ended August 31, 2025 and 2024 included general and administrative expenses of $98,823 and $60,000; and professional fees of $42,287 and $30,048, respectively. Total operating expenses for 2025 increased by 57%, or $51,062. The overall increase in total expenses was due to software development expenses, consulting services and higher professional fees incurred in the current period.

Other Income (Expenses)

The total other expenses for the years ended August 31, 2025 and 2024 were $594 and $0, respectively. Other expenses included interest on the debt.

Net Income (Loss)

During the years ended August 31, 2025 and 2024, we had net losses of $117,225 and $72,920, respectively. Net losses for 2025 increased by 61%, or $44,305. The main impact on the increase in net loss was the increase in operating expenses as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of August 31, 2025 and 2024:

	August 31, 2025	August 31, 2024	$ Change	% Change
Current assets	$1,977	$25,900	$(23,923)	(92%)
Current liabilities	397,449	292,960	104,489	36%
Working capital deficit	$(395,472)	$(267,060)	$(128,412)	-

As of August 31, 2025 and 2024, the Company had cash of $477 and $0, respectively. The Company had a working capital deficit of $395,472 and $267,060 as of August 31, 2025 and 2024, respectively.

	August 31, 2025	August 31, 2024	$ Change	% Change
Net cash provided by operating activities	$46,481	$(501)	$46,982	(9,378%)
Net cash used in investing activities	(92,140)	(28,500)	(63,640)	223%
Net cash provided by (used in) financing activities	46,136	29,001	17,135	59%
Net increase (decrease) in cash, restricted cash and cash equivalents	$477	$-	$-	-%

Cash flows provided by operating activities for 2025 increased by $46,982 compared to 2024. This increase was primarily driven by increased accounts payable and deferred income offset by amortization expense compared to the prior year. During the year ended August 31, 2025, the Company used $46,481 of cash in operating activities due to its net loss of $117,225; amortization of $51,859; prepaid expenses of $24,400; accounts payable; accrued liabilities of $59,897 and deferred income of $27,550. During the year ended August 31, 2024, the Company used $501 of cash in operating activities due to its net loss of $72,920; amortization of $34,672; prepaid expenses of $25,900; accounts payable and accrued liabilities of $79,897; deferred income of $16,250.

Investing activities used $92,140 of cash in 2025 compared with $28,500 in 2024. During the year ended August 31, 2025, the Company had $92,140 of cash in investing activities consisting of capitalized website update costs, capitalized API code optimization costs and the acquisition of RSS feeds and API. During the year ended August 31, 2024, the Company had $28,500 of cash in investing activities consisting of acquisition of intangible assets.

Financing activities generated $46,136 of cash in 2025 and used $29,001 in 2024. During the year ended August 31, 2025, the Company generated $46,136 of cash in financing activities, which came from common stock issuance of $29,094 and proceeds from related party loans of $23,173, offset by $6,131 in repayments to related parties. During the year ended August 31, 2024, the Company generated $29,001 of cash in financing activities, which came from advances from related parties.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash during the period were selling our services and loans from our director.

Critical Accounting Policies and Significant Judgments and Estimates

Use of Estimates and Assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers (Topic 606)”. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods or services.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606 using the following 5-step process:

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

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of

Sky Century Investment, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sky Century Investment, Inc. as of August 31, 2025, and 2024 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended August 31, 2025, and 2024 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025, and 2024 and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company suffered an accumulated deficit of $(922,691), net loss of $(117,225) and negative working capital of $(395,472). These factors raise substantial doubt about the Company ability to continue as a going concern, the continuation of the Company as a going concern, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders will provide additional cash to meet the Company’s obligations as they become due.

These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition:

As discussed in Note 3 to the financial statements, the Company recognizes revenue from the sales of RSS feeds, podcast, and IT Services; the company generates and sell a file that contains links to the RSS Feeds and Podcasts on different aspect of the Cannabis Industry where the customer receives the information and use it on its own.

At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each, in accordance with ASC 606, Revenue from Contracts with Customers. To determine the performance obligation, the Company considers all products and services promised in the contract. Revenue is recognized over time as it most accurately represents the value of goods and services transferred to the customer.

The procedures performed to address the matter included:

•We gained an understanding of internal controls related to revenue recognition.

•We evaluated management’s significant accounting policies for reasonableness

•We Obtained and reviewed revenue contract agreements for each sample selected

•We check the reasonableness of the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

December 16, 2025

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	August 31, 2025	August 31, 2024
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$477	$-
Prepaid Expenses	1,500	25,900
Total Current Assets	1,977	25,900

Intangible Assets, Net	109,765	69,484

Total Assets	$111,742	$95,384

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$28,794	$28,897
Amounts Due to a Related Party (Note 6)	220,000	160,000
Deferred Income	27,550	-
Related Parties Loan (Note 6)	121,105	104,063
Total Current Liabilities	397,449	292,960

Total Liabilities	397,449	292,960

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 223,548,220 and 220,638,720 Shares Issued and Outstanding Respectively as of August 31, 2025 and 2024	223,548	220,639
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 Shares Issued and Outstanding as of August 31, 2025 and 2024	5,000	5,000
Additional Paid-In-Capital	408,436	382,251
Accumulated Deficit	(922,691)	(805,466)
Total Stockholders’ Deficit	(285,707)	(197,576)

Total Liabilities and Stockholders’ Deficit	$111,742	$95,384

The accompanying notes are an integral part of these financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the years ended August 31, 2025 and 2024

(Audited)

	For the years ended August 31,
	2025	2024

Revenues
Sales	$76,338	$51,800
Total Revenues	76,338	51,800
Cost of Revenues	51,859	34,672
Gross Profit	24,479	17,128

Operating Expenses
General and Administrative Expenses	98,823	60,000
Professional Fees	42,287	30,048
Total Operating Expenses	141,110	90,048

Operating Income (Loss)	(116,631)	(72,920)

Other Income (Expenses)
Interest Expense	594	-
Total Other Income (Expense)	(594)	-

Income (Loss) Before Income Taxes	(117,225)	(72,920)

Income Tax Expense	-	-
Net Income (Loss)	$(117,225)	$(72,920)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	222,647,471	220,638,720

The accompanying notes are an integral part of these financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended August 31, 2025 and 2024

(Audited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2023	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(732,546)	$(124,656)
Net Loss for the Period	-	-	-	-	-	(72,920)	(72,920)
Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)
Conversion of Debt to Common Stock	2,909,500	2,909	-	-	26,185	-	29,094
Net Loss for the Period	-	-	-	-	-	(117,225)	(117,225)
Balance as of August 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(922,691)	$(285,707)

The accompanying notes are an integral part of these financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2025 and 2024

(Audited)

	For the years ended August 31,
	2025	2024
OPERATING ACTIVITIES
Net Income (Loss)	$(117,225)	$(72,920)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	51,859	34,672
Changes in Operating Assets and Liabilities:
Prepaid Expenses	24,400	(25,900)
Accounts Payable and Accrued Liabilities	59,897	79,897
Deferred Income	27,550	(16,250)
Net Cash Provided by (Used in) Operating Activities	46,481	(501)

INVESTING ACTIVITIES
API Purchase	$(52,600)	$-
RSS Feeds Purchase	(24,000)	(28,500)
Website Update Costs	(15,540)	-
Net Cash Used in Investing Activities	(92,140)	(28,500)

FINANCING ACTIVITIES
Common Stock Issuance	$29,094	$-
Proceeds from Related Party Loan	23,173	64,551
Repayments on Related Party Loan	(6,131)	(35,550)
Net Cash Provided by Financing Activities	46,136	29,001

Net Change in Cash and Cash Equivalents	477	-

Cash and Cash Equivalents, Beginning of Period	-	-

Cash and Cash Equivalents, End of Period	$477	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

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

For the year ended August 31, 2025, the Company has generated a net loss of $117,225 with an accumulated deficit of $922,691 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the years ended August 31, 2025 and 2024.

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

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. In May 2025, the Company acquired a Really Simple Syndication (“RSS”) Feeds to expand its databases for $24,000. The databases with RSS feeds will be amortized on a straight-line basis over the three years. As of August 31, 2025 and 2024, accumulated amortization of databases was $105,016 and $59,891, respectively.

In December 2024 the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of August 31, 2025 and 2024, accumulated amortization of intangible assets was $3,453 and $0, respectively.

In May 2025, the Company acquired an Application Programming Interface (“API”) for $35,200. On August 31, 2025, the Company capitalized API code optimization costs for $17,400. The API costs will be amortized on a straight-line basis over the three years. As of August 31, 2025 and 2024, accumulated amortization of intangible assets was $3,280 and $0, respectively.

As of August 31, 2025 and 2024, the total amount of intangible assets comprised of databases, website update costs and API was $221,515 and $129,375, respectively. During the years ended August 31, 2025 and 2024 the Company recorded amortization expense of $51,859 and $34,672, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of August 31, 2025 and 2024, the amount of prepaid expenses was $1,500 and $25,900, respectively.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

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

Years ended August 31, 2025 and 2024

(Audited)

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as about the requisite conditions of competitive, free-market dealings may not exist. Representations transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Step 2: Identify Performance Obligations

The Company identifies the following primary performance obligations in our typical contracts:

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

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

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the years ended August 31, 2025 and 2024:

	Years ended August 31,
	2025	2024
IT Services	$8,238	$16,250
RSS Feeds	68,100	35,550
Total Revenue	$76,338	$51,800

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

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

As of August 31, 2025, the Company had a total of 223,548,220 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of August 31, 2025, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of August 31, 2025, the Company has not granted any stock options and has not recorded any stock-based compensation.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

NOTE 6 - RELATED PARTY TRANSACTIONS

As of August 31, 2025 and 2024, the amount due to a related party was $121,105 and $104,063, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of August 31, 2025 and 2024, the payroll liabilities to director were $220,000 and $160,000, respectively.

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

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70%-discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of August 31, 2025, $99,537 was converted to equity.

On November 14, 2022 the Data Purchase Agreement were signed by Sky Century Investment, Inc. and ITEQ Logic Ltd. On December 1, 2022 the Amendment to Data Purchase Agreement and the Promissory Note were issued. The total amount under the Promissory note is $100,875. As of August 31, 2025, $52,500 was converted to 15,000,000 common shares per value $0.0035 per share. The remaining balance of $48,375 was paid to ITEQ Logic Ltd. on May 15, 2023, and therefore, no further obligations remain under this debt.

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of August 31, 2025, $56,000 of the total amount was converted to 16,000,000 common shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended August 31, 2025 and 2024

(Audited)

NOTE 8 - INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2025, the Company had net operating loss carry forwards of approximately $922,691 that may be available to reduce future years’ taxable income in varying amounts through 2045. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of August 31, 2025, was approximately $193,765. The net change in valuation allowance during the year ended August 31, 2025, was $(24,617). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2025. All tax years since inception remain open for examination by taxing authorities.

For the years ended August 31, 2025 and 2024, the provision for Federal income tax consists of the following:

	August 31, 2025	August 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(922,691)	$(805,466)
Total deferred tax assets	(193,765)	(169,148)
Valuation allowance	193,765	169,148
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended August 31, 2025 and 2024, as follows:

	August 31, 2025	August 31, 2024
Computed “expected” tax expense (benefit)	$(922,691)	$(805,466)
Change in valuation allowance	(24,617)	(15,313)
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties.  Further, the Company currently has no Audit Committee.  While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.  Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.The Company lacks appropriate information technology controls - As of August 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On August 31, 2025, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each..

Name	Age	Title
Nataliia Petranetska	58	President, Director, Treasurer and CEO

Nataliia Petranetska obtained a Master’s Degree in Economics from Kyiv National University of Economics in 1989. Mrs. Petranetska held the position of Financial Controller at Scale LLC from March 1998 to April 2007. Nataliia Petranetska assumed the role of Chief Specialist within the Financial Control Department at Z-Group Company Group from April 2007 until December 2019.

Since July 30, 2020, Nataliia Petranetska serves as the President, Director and Treasurer of Sky Century Investment, Inc. On December 5, 2020, she was appointed as the Chief Executive Officer of Sky Century Investment, Inc.

As of the date of this report Nataliia Petranetska holds 15,116,279 shares of common stock which represents 6.76% of shares outstanding.

During the past ten years our Director, President, Chief Executive Officer, Treasurer and Secretary, Nataliia Petranetska, has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which they were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mrs. Petranetska’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

Item 11. Executive Compensation.

The Company has entered into an Employment Agreement with Nataliia Petranetska dated July 30, 2020, for a duration of one year, automatically extending unless either party provides written notice of non-renewal at least 60 days prior to the end of the initial term`s conclusion. Mrs. Petranetska was appointed to the position of President, Director, Treasurer and Chief Executive Officer within the Company. The Company has entered into the Compensation Agreement with Nataliia Petranetska on December 1, 2020, outlining monthly compensation of $5,000 as per compliance. Such compensation may, at the discretion and request of the employee, be converted into the Company’s common stock in accordance with applicable securities laws and board approval.

On May 27, 2021, Mrs. Petranetska signed a Loan Agreement amounting to $100,000, effective until May 31, 2026. On August 15, 2024, Mrs. Petranetska executed an Amendment to the Loan Agreement, increasing the loan amount to $150,000, with no other changes to the terms of the agreement.

The Company does not currently maintain any equity award or stock option plans, and no options or similar equity-based compensation have been granted to any officer or director. The Company has reviewed its policies and practices in accordance with Item 402(x) of Regulation S-K and confirms that it does not engage in timing or coordination of compensation decisions with the release of material nonpublic information.

The following Summary Compensation table sets forth information regarding each element of compensation provided to our named executive officers for fiscal years August 31, 2025 and 2024:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nataliia Petranetska, President, Director, Treasurer & Chief Executive/ Financial Officer	2025	60,000	0	0	0	0	0	0	60,000
	2024	60,000	0	0	0	0	0	0	60,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 16, 2025. The information in this table provides the ownership information for:

•each person known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors;

•each of our executive officers;

•and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Nataliia Petranetska 220 Emerald Way #233 Las Vegas, NV 89144 President, Director, Treasurer, Secretary and Officer	15,116,279	6.76%

Khamijon Alimzhanov 17 Bogenbai Batyr Street Almaty 050000, Kazakhstan	19,092,469	8.55%

ITEQ Logic Ltd. 219 Kensington High Street London W8 6bd United Kingdom Iryna Vorobiova	17,909,500	8.01%

Joseph Malcarne 89 Rymph Rd Staatsburg NY 12580	12,500,000	5.59%

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Markebitz Limited Lazenda Warehouse 3 Jalan Ranca-Ranca F. T. Labuan 8700 Malaysia Vasile Boiko	16,000,000	7.16%

Yan Tie Ying Panshan Road 5-37. Shanghai 200433, China	28,687,572	12.83%

Zhang Yu 25-17 Siping Village, Erpengdian Town Huanren Manchu Autonomous County Liaoning Prov, China	20,007,400	8.95%

(1)Applicable percentage ownership is based on 223,548,220 shares of common stock outstanding as of December 16, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the date of this Form 10-K are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock Owned (2)
Yan Tie Ying Panshan Road 5-37 Shanghai 200433, China	5,000,000	100.00%

(2)Applicable percentage ownership is based on 5,000,000 shares of preferred stock outstanding as of December 16, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of preferred stock that are currently exercisable or exercisable within 60 days of the date of this Form 10-K are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective May 27, 2021, Nataliia Petranetska formally agreed to advance funds to the Company to pay for professional fees and operating expenses under a $100,000 Loan Agreement. On August 15, 2024, Mrs. Petranetska executed an Amendment to the Loan Agreement, increasing the loan amount to $150,000, with no other changes to the terms of the agreement. The Loan Agreement is non-binding and discretionary, bears no interest, is unsecured, and the loan agreement spans five years. As of August 31, 2024, Nataliia Petranetska has advanced to us $121,105, of which $23,173 was advanced during the year ended August 31, 2025, and $6,131 was repaid. The funds advanced by Nataliia Petranetska will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation.

As of August 31, 2025 and 2024, the payroll liabilities to Nataliia Petranetska were $220,000 and $160,000, respectively.

On November 23, 2023, the Company converted salary debt to Nataliia Petranetska in the amount of $65,000 for the period from December 1, 2020, to December 31, 2021, into 15,116,279 restricted common shares at the conversion price of $0.0043.

The Company entered into a Data Purchase Agreement with ITEQ Logic Ltd on November 14, 2022, for the purchase of a database. The material terms of the Data Purchase Agreement are outlined in Exhibit 10.3 of this Amendment, as amended on December 1, 2022, with the amendment details provided in Exhibit 10.4 of this Amendment. On December 1, 2022, the Company issued a Promissory Note, as described in Exhibit 10.5 of this Amendment, to ITEQ Logic Ltd, which was converted into 15,000,000 common shares at a conversion price of $0.0035 on May 1, 2023.

The Company entered into a Software Lease Agreement with Marketbiz Limited on December 2, 2021, for the provision of server leasing services. The material terms of the Software Lease Agreement are described in Exhibit 10.6 of this Amendment, as amended on January 2, 2023, with the amendment details provided in Exhibit 10.7 of this Amendment. On January 2, 2023, the Company issued a Promissory Note, as outlined in Exhibit 10.8 of this Amendment, to Marketbiz Limited, which was converted into 16,000,000 common shares at a conversion price of $0.0035 on May 1, 2023.

Director Independence

Our Board of Directors is currently composed of one member, Nataliia Petranetska. Mrs. Petranetska does not qualify as independent director. The Board of Directors has not made a subjective determination with respect to director independence, as there is currently only one director. If such determinations were required in the future, the Board would evaluate all relevant facts and circumstances, including business, financial, and personal relationships between each director and the Company, to assess whether any such relationships might interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our former independent auditors (Michael Gillespie & Associates, PLLC) and current independent auditors (Boladale Lawal & Co.) for professional services rendered related to the fiscal years ended August 31, 2025 and 2024:

	2025	2024
Audit Fees	$20,000	$12,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,000	$12,000

Fees for all services were pre-approved by the Board of Directors.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
19.1	Insider Trading Policy
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY CENTURY INVESTMENT, INC.

Date: December 16, 2025	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer