Form 10-Q
period 2025-11-30
Sky Century Investment, Inc.
filed 2026-01-12
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2025

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

As of January 12, 2026 there were 223,548,220 shares outstanding of the registrant’s common stock.

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

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	November 30, 2025	August 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$467	$477
Prepaid Expenses	3,750	1,500
Total Current Assets	4,217	1,977

Intangible Assets, Net	109,306	109,765

Total Assets	$113,523	$111,742

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$23,140	$28,794
Amounts Due to a Related Party (Note 6)	235,000	220,000
Deferred Income	23,998	27,550
Related Parties Loan (Note 6)	145,305	121,105
Total Current Liabilities	427,443	397,449

Total Liabilities	427,443	397,449

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 223,548,220 and 223,548,220 Common Shares Issued and Outstanding Respectively as of November 30, 2025 and August 31, 2025	223,548	223,548
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 and 0 Common Shares Issued and Outstanding Respectively as of November 30, 2025 and August 31, 2025	5,000	5,000
Additional Paid-In-Capital	408,436	408,436
Accumulated Deficit	(950,904)	(922,691)
Total Stockholders’ Deficit	(313,920)	(285,707)

Total Liabilities and Stockholders’ Deficit	$113,523	$111,742

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the three months ended November 30, 2025 and 2024

(Unaudited)

	Three months ended November 30,
	2025	2024

Revenues
Sales	$13,152	$-
Total Revenues	13,152	-
Cost of Revenues	18,459	10,781
Gross Profit	(5,307)	(10,781)

Operating Expenses
General and Administrative Expenses	15,016	15,253
Professional Fees	7,890	15,081
Total Operating Expenses	22,906	30,334

Operating Income (Loss)	(28,213)	(41,115)

Other Income (Expenses)
Interest Expense	-	513
Total Other Income (Expense)	-	(513)

Income (Loss) Before Income Taxes	(28,213)	(41,628)

Income Tax Expense	-	-
Net Income (Loss)	$(28,213)	$(41,628)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	223,548,220	220,638,720

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended November 30, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)
Net Loss for the Period	-	-	-	-	-	(41,628)	(41,628)
Balance as of November 30, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(847,094)	$(239,204)

Balance as of August 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(922,691)	$(285,707)
Net Loss for the Period	-	-	-	-	-	(28,213)	(28,213)
Balance as of November 30, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(950,904)	$(313,920)

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2025 and 2024

(Unaudited)

	For the three months ended November 30,
	2025	2024
OPERATING ACTIVITIES
Net Income (Loss)	$(28,213)	$(41,628)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	18,459	10,781
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(2,250)	(1,890)
Accounts Payable and Accrued Liabilities	9,346	21,910
Deferred Income	(3,552)	-
Net Cash Provided by (Used in) Operating Activities	(6,210)	(10,827)

INVESTING ACTIVITIES
RSS Feeds Purchase	(18,000)	$-
Net Cash Used in Investing Activities	(18,000)	-

FINANCING ACTIVITIES
Proceeds from Related Party Loan	24,200	$10,827
Net Cash Provided by Financing Activities	24,200	10,827

Net Change in Cash and Cash Equivalents	(10)	-

Cash and Cash Equivalents, Beginning of Period	477	-

Cash and Cash Equivalents, End of Period	$467	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

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

For the three months ended November 30, 2025, the Company has generated a net loss of $28,213 with an accumulated deficit of $950,904 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended November 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending August 31, 2026. These unaudited financial statements should be read in conjunction with the August 31, 2025, financial statements and notes thereto.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

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

There were no potentially outstanding dilutive shares for the three months ended November 30, 2025 and the year ended August 31, 2025.

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

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. In May 2025, the Company acquired a Really Simple Syndication (“RSS”) Feeds to expand its databases for $24,000. In November 2025, the Company acquired RSS Feeds to expand its databases for $18,000. The databases with RSS feeds will be amortized on a straight-line basis over the three years. As of November 30, 2025 and August 31, 2025, accumulated amortization of databases was $117,797 and $105,016, respectively.

In December 2024 the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of November 30, 2025 and August 31, 2025, accumulated amortization of intangible assets was $4,748 and $3,453, respectively.

In May 2025, the Company acquired an Application Programming Interface (“API”) for $35,200. On August 31, 2025, the Company capitalized API code optimization costs for $17,400. The API costs will be amortized on a straight-line basis over the three years. As of November 30, 2025 and August 31, 2025, accumulated amortization of intangible assets was $7,664 and $3,280, respectively.

As of November 30, 2025 and August 31, 2025, the total amount of intangible assets comprised of databases, website update costs and API was $239,515 and $221,515, respectively. During the three months ended November 30, 2025 and the year ended August 31, 2025, the Company recorded amortization expense of $18,459 and $51,859, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

As of November 30, 2025 and August 31, 2025, the amount of prepaid expenses was $3,750 and $1,500, respectively.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the three months ended November 30, 2025 and 2024:

	Three months ended November 30,
	2025	2024
IT Services	$8,552	$-
RSS Feeds	4,600	-
Total Revenue	$13,152	$-

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

As of November 30, 2025, the Company had a total of 223,548,220 shares of its common stock issued and outstanding.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of November 30, 2025, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of November 30, 2025, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of November 30, 2025, and August 31, 2025, the amount due to a related party was $145,305 and $121,105, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of November 30, 2025, and August 31, 2025, the payroll liabilities to director were $235,000 and $220,000, respectively.

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

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70%-discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of November 30, 2025, $99,537 was converted to equity.

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

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of November 30, 2025, $56,000 of the total amount was converted to 16,000,000

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Three months ended May 31, 2025 and 2024

(Unaudited)

common shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to November 30, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the three months ended November 30, 2025 and 2024, IT Services business segment accounted for 65% and 0% of the Company’s total revenue, respectively.

2) The secondary major business of Sky Century Investment, Inc. is marketing. Sky Century Investment, Inc. employs different techniques and methodologies to optimize online visibility, engage target audiences, and drive meaningful interactions. One method is Search Engine Optimization (“SEO”), to enhance online visibility and improve search engine rankings for its clients. Through examination of performance metrics and user behavior, the Company furnishes clients with insightful reports illuminating strengths, weaknesses, and areas ripe for optimization. The Company crafts visually appealing and functionally optimized websites mirroring clients’ values and ambitions, providing users with seamless and captivating online experiences. This segment does not contribute to the Company’s total revenue. The marketing division provides services such as internet marketing and a podcast directory, which are not generating revenue at this time.

3) Sky Century Investment, Inc. possesses ownership of the Cannabis News application, that is one of the Company’s business lines. Cannabis News is a mobile application designed to aggregate and synthesize cannabis-related news from diverse sources, subsequently delivering this compiled information to users in a convenient way. The Cannabis News application functions as a platform enabling users to access a wide range of news content concerning cannabis, thoroughly gathered from diverse online sources.

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

4) Another aspect of the Company’s business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds of cannabis news to news organizations, websites, and other businesses. The Company’s RSS feed sales offering includes a variety of cannabis-related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of cannabis-related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of the cannabis industry. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the three months ended November 30, 2025 and 2024, the segment of selling of RSS feeds and Podcasts accounted for 35% and 0% of the Company’s total revenue, respectively.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024

Revenue

During the three months ended November 30, 2025 and 2024, we have generated total revenues of $13,152 and $0, respectively. This represents an increase of $13,152 or approximately 100% year-over-year. The increase in revenue during the three months ended November 30, 2025, compared to the same period in 2024, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the three months ended November 30, 2025 and 2024 were $18,459 and $10,781, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2025 increased by 71%, or $7,678. The increase was primarily due to the acquisition of RSS Feeds in November 2025.

Operating expenses

We had total operating expenses of $22,906 and $30,334, during the three months ended November 30, 2025 and 2024, respectively. The operating expenses for the three months ended November 30, 2025 and 2024 included general and administrative expenses of $15,016 and $15,253; and professional fees of $7,890 and $15,081, respectively. Total operating expenses for 2025 decreased by 24%, or $7,248. The overall decrease in total expenses was due to higher professional fees for the audit incurred in the current period.

Other Income (Expenses)

The total other income for the three months ended November 30, 2025 and 2024 were $0 and $513, respectively. Other income included interest on the debt.

Net Income (Loss)

During the three months ended November 30, 2025 and 2024, we had net losses of $28,213 and $41,628, respectively. Net losses for 2025 decreased by 32%, or $13,415. The main impact on the decrease in net loss was the increase in revenue and decrease in operating expenses as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of November 30, 2025 and August 31, 2024:

	November 30, 2025	August 31, 2025	$ Change	% Change
Current assets	$4,217	$1,977	$2,240	113%
Current liabilities	427,443	397,449	29,994	8%
Working capital deficit	$(423,226)	$(395,472)	$(27,754)	-

As of November 30, 2025 and August 31, 2025, the Company had cash of $467 and $477, respectively. The Company had a working capital deficit of $423,226 and $395,472 as of November 30, 2025 and August 31, 2025, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the three-month periods ended November 30, 2025 and 2024:

	November 30, 2025	November 30, 2024	$ Change	% Change
Net cash provided by operating activities	$39,916	$(16,491)	$56,407	(342%)
Net cash used in investing activities	(74,740)	-	(74,740)	(100%)
Net cash provided by (used in) financing activities	46,136	16,491	29,645	180%
Net increase (decrease) in cash, restricted cash and cash equivalents	$11,312	$-	$-	-%

Cash flows provided by operating activities for 2025 decreased by $4,617 compared to 2024. This decrease was primarily driven by decreased net loss and accounts payable offset by amortization expense compared to the prior year. During the three months ended November 30, 2025, the Company used $6,210 of cash in operating activities due to its net loss of $28,213; amortization of $18,459; prepaid expenses of $2,250; accounts payable; accrued liabilities of $9,346 and deferred income of $3,552. During the three months ended November 30, 2024, the Company used $10,827 of cash in operating activities due to its net loss of $41,628; amortization of $10,781; prepaid expense of $1,890 and accounts payable and accrued liabilities of $21,910.

Investing activities used $18,000 of cash in 2025 compared with $0 in 2024. During the three months ended November 30, 2025, the Company had $18,000 of cash in investing activities consisting of the acquisition of RSS feeds. During the three months ended November 30, 2024, the Company had no investing activities.

Financing activities generated $24,200 of cash in 2025 and used $10,827 in 2024. During the three months ended November 30, 2025, the Company generated $24,200 of cash in financing activities, which came from proceeds from related party loans. During the three months ended November 30, 2024, the Company generated $10,827, of cash in financing activities, which came from proceeds from related party loans.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending November 30, 2025, there were no pending or threatened legal actions against us.

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

SKY CENTURY INVESTMENT, INC.

Date: January 12, 2026	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer