Form 10-Q
period 2026-02-28
Sky Century Investment, Inc.
filed 2026-04-14
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-36123

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

As of April 14, 2026, there were 2,235,477 shares outstanding of the registrant’s common stock.

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

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	February 28, 2026	August 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$3,360	$477
Prepaid Expenses	1,500	1,500
Total Current Assets	4,860	1,977

Intangible Assets, Net	103,726	109,765

Total Assets	$108,586	$111,742

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$6,777	$28,794
Amounts Due to a Related Party (Note 6)	250,000	220,000
Deferred Income	13,801	27,550
Related Parties Loan (Note 6)	146,015	121,105
Total Current Liabilities	416,593	397,449

Total Liabilities	416,593	397,449

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 2,235,477 and 223,548,220 Shares Issued and Outstanding Respectively as of February 28, 2026 and August 31, 2025	2,235	223,548
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 Shares Issued and Outstanding as of February 28, 2026 and August 31, 2025	5,000	5,000
Additional Paid-In-Capital	629,749	408,436
Accumulated Deficit	(944,991)	(922,691)
Total Stockholders’ Deficit	(308,007)	(285,707)

Total Liabilities and Stockholders’ Deficit	$108,586	$111,742

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2026 and 2025

(Unaudited)

	For the three months ended February 28,		For the six months ended February 28,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales	$43,326	$14,100	$56,478	$14,100
Total Revenues	43,326	14,100	56,478	14,100
Cost of Revenues	11,660	11,645	30,119	22,426
Gross Profit	31,666	2,455	26,359	(8,326)

Operating Expenses
General and Administrative Expenses	15,049	24,100	30,065	39,353
Professional Fees	10,704	5,019	18,594	20,100
Total Operating Expenses	25,753	29,119	48,659	59,453

Operating Income (Loss)	5,913	(26,664)	(22,300)	(67,779)

Other Income (Expenses)
Interest Expense	-	81	-	594
Total Other Income (Expense)	-	(81)	-	(594)

Income (Loss) Before Income Taxes	5,913	(26,745)	(22,300)	(68,373)

Income Tax Expense	-	-	-	-
Net Income (Loss)	$5,913	$(26,745)	$(22,300)	$(68,373)

Net Loss Per Share: Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	2,235,477	222,837,009	2,235,477	221,731,792

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended February 28, 2026 and 2025

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)
Net Loss for the Period	-	-	-	-	-	(41,628)	(41,628)
Balance as of November 30, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(847,094)	$(239,204)
Conversion of Debt to Common Stock	2,909,500	2,909	-	-	26,185	-	29,094
Net Loss for the Period	-	-	-	-	-	(26,745)	(26,745)
Balance as of February 28, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(873,839)	$(236,855)

Balance as of August 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(922,691)	$(285,707)
Net Loss for the Period	-	-	-	-	-	(28,213)	(28,213)
Balance as of November 30, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(950,904)	$(313,920)
Reverse Stock Split (1:100)	(221,312,743)	(221,313)	-	-	221,313	-	-
Net Income for the Period	-	-	-	-	-	5,913	5,913
Balance as of February 28, 2026	2,235,477	$2,235	5,000,000	$5,000	$629,749	$(944,991)	$(308,007)

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2026 and 2025

(Unaudited)

	For the six months ended February 28,
	2026	2025
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Income (Loss)	$(22,300)	$(68,373)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	30,119	22,426
Changes in Operating Assets and Liabilities:
Prepaid Expenses	-	24,640
Accounts Payable and Accrued Liabilities	1,903	1,103
Deferred Income	(13,749)	-
Net Cash Provided by (Used in) Operating Activities	(4,027)	(20,204)

INVESTING ACTIVITIES
RSS Feeds Purchase	$(18,000)	$(15,540)
Net Cash Used in Investing Activities	(18,000)	(15,540)

FINANCING ACTIVITIES
Common Stock Issuance	$-	$29,094
Proceeds from Related Party Loan	24,910	12,750
Repayments on Related Party Loan	-	(6,100)
Net Cash Provided by Financing Activities	24,910	35,744

Net Change in Cash and Cash Equivalents	2,883	-

Cash and Cash Equivalents, Beginning of Period	477	-

Cash and Cash Equivalents, End of Period	$3,360	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

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

For the six months ended February 28, 2026, the Company has generated a net loss of $22,300 with an accumulated deficit of $944,991 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended February 28, 2026, are not necessarily indicative of the operating results that may be expected for the year ending August 31, 2026. These unaudited financial statements should be read in conjunction with the August 31, 2025, financial statements and notes thereto.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

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

There were no potentially outstanding dilutive shares for the six months ended February 28, 2026, and the year ended August 31, 2025.

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

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. In May 2025, the Company acquired a Really Simple Syndication (“RSS”) Feeds to expand its databases for $24,000. In November 2025, the Company acquired RSS Feeds to expand its databases for $18,000. In February 2026, the Company acquired RSS Feeds to expand its databases for $6,080 The databases with RSS feeds will be amortized on a straight-line basis over the three years. As of February 28, 2026 and August 31, 2025, accumulated amortization of databases was $123,779 and $105,016, respectively.

In December 2024 the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of February 28, 2026 and August 31, 2025, accumulated amortization of intangible assets was $6,043 and $3,453, respectively.

In May 2025, the Company acquired an Application Programming Interface (“API”) for $35,200. On August 31, 2025, the Company capitalized API code optimization costs for $17,400. The API costs will be amortized on a straight-line basis over the three years. As of February 28, 2026 and August 31, 2025, accumulated amortization of intangible assets was $12,047 and $3,280, respectively.

As of February 28, 2026 and August 31, 2025, the total amount of intangible assets comprised of databases, website update costs and API was $245,595 and $221,515, respectively. During the six months ended February 28, 2026 and the year ended August 31, 2025, the Company recorded amortization expense of $30,119 and $51,859, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

(Unaudited)

As of February 28, 2026 and August 31, 2025, the amount of prepaid expenses was $1,500 and $1,500, respectively.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

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

Our primary revenue streams are:

·RSS Feeds: The Company offers the sale of RSS feeds designed to meet the diverse needs of customers in the cannabis news industry. These feeds include a variety of cannabis-related news and information, including news updates, market analyses, industry trends, and regulatory changes. The Company generates and sells a file that contains links to the RSS Feeds where the customer receives the information and use it on its own.

·Podcasts: In addition to selling RSS feeds, the Company generates the file by providing links to access various podcasts that delve into different aspects of the cannabis industry. The company does not produce the podcasts themselves. In these podcasts, customers can find discussions, interviews with industry leaders, expert opinions, and analyses of key trends and events shaping the cannabis landscape. The Company generates and sells a file that contains links to podcasts where the customer receives the information and use it on its own.

·IT services: The Company provides IT services focusing on server leasing and technical support. Our server leasing solutions are designed to meet the diverse needs of businesses, offering scalable options to ensure optimal performance and reliability. Our technical support services provide clients with assistance in

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

(Unaudited)

managing and maintaining their server infrastructure, ensuring that systems operate efficiently and securely. Through the leasing service, customers gain access to servers tailored to their business needs, including various configurations based on performance, storage capacity, and scalability. Through technical support, the customers receive support documentation that details the setup process, usage guidelines, and maintenance protocols.

The Company recognizes revenue in accordance with ASC 606 using the following 5-step process:

Step 1: Identify the Contract

The Company identifies contracts through the agreement and invoices issued to customers that specify the services to be provided.

Step 2: Identify Performance Obligations

The Company identifies the following primary performance obligations in our typical contracts:

·sending a file containing links to RSS feeds or Podcasts;

·access to servers or sending support technical documentation

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

Step 5: Recognize Revenue

The Company recognizes revenue when (or as) we satisfy performance obligations by transferring control of promised goods or services to customers:

·RSS Feeds: Revenue is recognized when a customer obtains control of promised goods or services. This usually coincides with the issuance of an invoice. However, on a case-by-case basis, as an exception, the parties may mutually agree on specific dates for the provision of services that do not coincide with the date of the contract.

·Podcasts: Revenue is recognized when a customer obtains control of promised goods or services. This usually coincides with the issuance of an invoice.

·IT services: Revenue is typically recognized over time as the service is provided.

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

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

(Unaudited)

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the three and six months ended February 28, 2026 and 2025:

	Three months ended February 28,		Six months ended February 28,
	2026	2025	2026	2025
IT Services	$10,197	$-	$18,749	$-
RSS Feeds	33,129	14,100	37,729	14,100
Total Revenue	$43,326	$14,100	$56,478	$14,100

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

On January 29, 2026, the Financial Industry Regulatory Authority (the “FINRA”) announced on its Daily List that the Company effected the Reverse Stock Split. On January 30, 2026, the Company completed a one-for-one hundred Reverse Stock Split. As a result of the Reverse Stock Split, each one hundred (100) shares of the Company`s issued

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

(Unaudited)

and outstanding common stock were automatically combined and reclassified into one (1) share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split was effected automatically, and no action is required by shareholders with respect to the exchange of shares.

As of February 28, 2026, the Company had a total of 2,235,477 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022 the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of February 28, 2026, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of February 28, 2026, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 28, 2026, and August 31, 2025, the amount due to a related party was $146,015 and $121,105, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of February 28, 2026, and August 31, 2025, the payroll liabilities to director were $250,000 and $220,000, respectively.

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

On December 20,2025, Nataliia Petranetska assigned a portion of $100,000 of her loan to a non-related third party, including the associated conversion right at a fixed price of $0.05 per share.

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70%-discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of February 28, 2026, $99,537 was converted to equity.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended February 28, 2026 and 2025

(Unaudited)

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

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of February 28, 2026, $56,000 of the total amount was converted to 16,000,000 common shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 28, 2026, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-Q of Sky Century Investment, Inc. (hereinafter the “Company”, “we” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

·the success or failure of Management’s efforts to implement the Company’s plan of operation;

·the ability of the Company to fund its operating expenses;

·the ability of the Company to compete with other companies that have a similar plan of operation;

·the effect of changing economic conditions impacting our plan of operation;

·the ability of the Company to meet the other risks as may be described in future filings with the SEC.

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

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the six months ended February 28, 2026 and 2025, IT Services business segment accounted for 33% and 0% of the Company’s total revenue, respectively.

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

4) Another aspect of the Company’s business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds of cannabis news to news organizations, websites, and other businesses. The Company’s RSS feed sales offering includes a variety of cannabis-related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of cannabis-related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of the cannabis industry. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the six months ended February 28, 2026 and 2025, the segment of selling of RSS feeds and Podcasts accounted for 67% and 100% of the Company’s total revenue, respectively.

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

Directors

The Company’s Board of Directors consists of three members: Nataliia Petranetska, Stefan Andrzej Rybalka, and Patryk Milkowski. Mr. Rybalka and Mr. Milkowski were appointed as independent directors of the Company on February 23, 2026.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025

Revenue

During the three months ended February 28, 2026 and 2025, we have generated total revenues of $43,326 and $14,100, respectively. This represents an increase of $29,226 or approximately 207% year-over-year. The increase in revenue during the three months ended February 28, 2026, compared to the same period in 2025, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the three months ended February 28, 2026 and 2025 were $11,660 and $11,645, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2026 decreased by 0.1%, or $15. The change was not insignificant.

Operating expenses

We had total operating expenses of $25,753 and $29,119, during the three months ended February 28, 2026 and 2025, respectively. The operating expenses for the three months ended February 28, 2026 and 2025 included general and administrative expenses of $15,049 and $24,100; and professional fees of $10,704 and $5,019, respectively. Total operating expenses for 2026 decreased by 11%, or $3,366. The decrease primarily resulted from lower general and administrative expenses, despite higher professional fees in the current period.

Other Income (Expenses)

The total other expense for the three months ended February 28, 2026 and 2025 were $0 and $81, respectively. Other expense included interest on the debt.

Net Income (Loss)

During the three months ended February 28, 2026 and 2025, we had a net income (loss) of $5,913 and $(26,745), respectively. This represents an increase of $32,658, or 122% from the prior year loss. The main impact was the increase in revenue and decrease in operating expenses as described above.

Results of Operations for the six months ended February 28, 2026 as compared to the six months ended February 28, 2025

Revenue

During the six months ended February 28, 2026 and 2025, we have generated total revenues of $56,478 and $14,100, respectively. This represents an increase of $42,378 or approximately 301% year-over-year. The increase in revenue during the six months ended February 28, 2026, compared to the same period in 2025, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the six months ended February 28, 2026 and 2025 were $30,119 and $22,426, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2026 increased by 34%, or $7,693. The increase was primarily due to the acquisition of RSS Feeds in November 2025.

Operating expenses

We had total operating expenses of $48,659 and $59,453, during the six months ended February 28, 2026 and 2025, respectively. The operating expenses for the six months ended February 28, 2026 and 2025 included general and administrative expenses of $30,065 and $39,353; and professional fees of $18,594 and $20,100, respectively. Total operating expenses for 2026 decreased by 18%, or $10,794. The overall decrease in total expenses was due to lower general and administrative expenses incurred in the current period.

Other Income (Expenses)

The total other expense for the six months ended February 28, 2026 and 2025 were $0 and $594, respectively. Other expense included interest on the debt.

Net Income (Loss)

During the six months ended February 28, 2026 and 2025, we had a net loss of $22,300 and $68,373, respectively. The net loss for 2026 decreased by 67%, or $46,073. The main impact on the decrease in net loss was the increase in revenue and decrease in operating expenses as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of February 28, 2026 and August 31, 2025:

	February 28, 2026	August 31, 2025	$ Change	% Change
Current assets	$4,860	$1,977	$2,883	146%
Current liabilities	416,593	397,449	19,144	5%
Working capital deficit	$(411,733)	$(395,472)	$(16,261)	-

As of February 28, 2026 and August 31, 2025, the Company had cash of $3,360 and $477, respectively. The Company had a working capital deficit of $411,733 and $395,472 as of February 28, 2026 and August 31, 2025, respectively.

	For the six months ended February 28,		$	%
	2026	2025	Change	Change
Net cash provided by operating activities	$(4,027)	$(20,204)	$16,177	(80)%
Net cash used in investing activities	(18,000)	(15,540)	(2,460)	16%
Net cash provided by (used in) financing activities	24,910	35,744	(10,834)	(30)%
Net increase (decrease) in cash, restricted cash and cash equivalents	$2,883	$-	$-	-%

Cash flows provided by operating activities for 2026 increased by $16,177 compared to 2025. This increase was primarily driven by decreased net loss offset by amortization expense compared to the prior year. During the six months ended February 28, 2026, the Company used $4,027 of cash in operating activities due to its net loss of $22,300; amortization of $30,119; accounts payable and accrued liabilities of $1,903 and deferred income of $13,749. During the six months ended February 28, 2025, the Company used $20,204 of cash in operating activities due to its net loss of $68,373; amortization of $22,426; prepaid expense of $24,640 and accounts payable and accrued liabilities of $1,103.

Investing activities used $18,000 of cash in 2026 compared with $15,540 in 2025. During the six months ended February 28, 2026, the Company had $18,000 of cash in investing activities consisting of the acquisition of RSS feeds. During the six months ended February 28, 2025, the Company had $15,540 of cash in investing activities consisting of capitalized website update costs.

Financing activities generated $24,910 of cash in 2026 and used $35,744 in 2025. During the six months ended February 28, 2026, the Company generated $24,910 of cash in financing activities, which came from proceeds from related party loans. During the six months ended February 28, 2025, the Company generated $35,744, of cash in financing activities, made up of $29,094 of common stock issuance, $12,750 of proceeds from related party loans, offset by $6,100 in repayments to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending February 28, 2026, there were no pending or threatened legal actions against us.

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

SKY CENTURY INVESTMENT, INC.

Date: April 14, 2026	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer