Form 10-Q
period 2026-05-31
Sky Century Investment, Inc.
filed 2026-07-14
CIK 1555017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-36123

SKY CENTURY INVESTMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5243254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stanislawa Leszczynskiego 4/25, Wroclaw, Poland	50-078
(Address of principal executive offices)	(Zip Code)

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

As of July 14, 2026, there were 6,935,477 shares outstanding of the registrant’s common stock.

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

SKY CENTURY INVESTMENT, INC.

BALANCE SHEETS

	May 31, 2026	August 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$264	$477
Prepaid Expenses	12,810	1,500
Total Current Assets	13,074	1,977

Intangible Assets, Net	115,499	109,765

Total Assets	$128,573	$111,742

Liabilities And Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,432	$28,794
Amounts Due to a Related Party (Note 6)	180,000	220,000
Deferred Income	26,584	27,550
Related Parties Loan (Note 6)	147,237	121,105
Total Current Liabilities	356,253	397,449

Total Liabilities	356,253	397,449

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $0.001 Par Value, 500,000,000 Shares Authorized; 3,935,477 and 223,548,220 Shares Issued and Outstanding Respectively as of May 31, 2026 and August 31, 2025	3,935	223,548
Preferred Stock, $0.001 Par Value, 30,000,000 Shares Authorized; 5,000,000 Shares Issued and Outstanding as of May 31, 2026 and August 31, 2025	5,000	5,000
Additional Paid-In-Capital	713,049	408,436
Accumulated Deficit	(949,664)	(922,691)
Total Stockholders’ Deficit	(227,680)	(285,707)

Total Liabilities and Stockholders’ Deficit	$128,573	$111,742

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2026 and 2025

(Unaudited)

	For the three months ended May 31,		For the nine months ended May 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales	$38,342	$30,838	$94,820	$44,938
Total Revenues	38,342	30,838	94,820	44,938
Cost of Revenues	12,297	12,423	42,346	34,849
Gross Profit	26,045	18,415	52,474	10,089

Operating Expenses
General and Administrative Expenses	17,125	15,016	47,189	54,369
Professional Fees	13,267	16,446	32,258	36,546
Total Operating Expenses	30,392	31,462	79,447	90,915

Operating Income (Loss)	(4,347)	(13,047)	(26,973)	(80,826)

Other Income (Expenses)
Interest Expense	-	-	-	594
Total Other Income (Expense)	-	-	-	(594)

Income (Loss) Before Income Taxes	(4,347)	(13,047)	(26,973)	(81,420)

Income Tax Expense	-	-	-	-
Net Income (Loss)	$(4,347)	$(13,047)	$(26,973)	$(81,420)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	3,935,477	223,548,220	3,935,477	222,343,921

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended May 31, 2026 and 2025

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of August 31, 2024	220,638,720	$220,639	5,000,000	$5,000	$382,251	$(805,466)	$(197,576)
Net Loss for the Period	-	-	-	-	-	(41,628)	(41,628)
Balance as of November 30, 2024	220,638,720	220,639	5,000,000	5,000	382,251	(847,094)	(239,204)
Conversion of Debt to Common Stock	2,909,500	2,909	-	-	26,185	-	29,094
Net Loss for the Period	-	-	-	-	-	(26,745)	(26,745)
Balance as of February 28, 2025	223,548,220	223,548	5,000,000	5,000	408,436	(873,839)	(236,855)
Net Loss for the Period	-	-	-	-	-	(13,047)	(13,047)
Balance as of May 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(886,886)	$(249,902)

Balance as of August 31, 2025	223,548,220	$223,548	5,000,000	$5,000	$408,436	$(922,691)	$(285,707)
Net Loss for the Period	-	-	-	-	-	(28,213)	(28,213)
Balance as of November 30, 2025	223,548,220	223,548	5,000,000	5,000	408,436	$(950,904)	(313,920)
Reverse Stock Split (1:100)	(221,312,743)	(221,313)	-	-	221,313	-	-
Net Income for the Period	-	-	-	-	-	5,587	5,587
Balance as of February 28, 2026	2,235,477	2,235	5,000,000	5,000	629,749	$(945,317)	(308,333)
Conversion of Debt to Common Stock	1,700,000	1,700	-	-	83,300	-	85,000
Net Income for the Period	-	-	-	-	-	5,913	5,913
Balance as of May 31, 2026	3,935,477	$3,935	5,000,000	$5,000	$713,049	$(949,664)	$(227,680)

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2026 and 2025

(Unaudited)

	For the six months ended May 31,
	2026	2025
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Income (Loss)	$(26,973)	$(81,420)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Amortization	42,346	34,849
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(11,310)	22,150
Accounts Payable and Accrued Liabilities	(66,362)	62,950
Deferred Income	(966)	1,387
Net Cash Provided by (Used in) Operating Activities	(63,265)	39,916

INVESTING ACTIVITIES
API Purchase	-	$(35,200)
RSS Feeds Purchase	$(48,080)	(24,000)
Website Update Costs	-	(15,540)
Net Cash Used in Investing Activities	(48,080)	(74,740)

FINANCING ACTIVITIES
Common Stock Issuance	$85,000	$29,094
Proceeds from Related Party Loan	26,132	23,173
Repayments on Related Party Loan	-	(6,131)
Net Cash Provided by Financing Activities	111,132	46,136

Net Change in Cash and Cash Equivalents	(213)	11,312

Cash and Cash Equivalents, Beginning of Period	477	-

Cash and Cash Equivalents, End of Period	$264	$11,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2026 and 2025

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

For the nine months ended May 31, 2026, the Company has generated a net loss of $26,973 with an accumulated deficit of $949,664 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended May 31, 2026, are not necessarily indicative of the operating results that may be expected for the year ending August 31, 2026. These unaudited financial statements should be read in conjunction with the August 31, 2025, financial statements and notes thereto.

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

Nine months ended May 31, 2026 and 2025

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

There were no potentially outstanding dilutive shares for the nine months ended May 31, 2026, and the year ended August 31, 2025.

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

In November 2022 and August 2024, the Company acquired databases for $100,875 and $28,500, respectively. In May 2025, the Company acquired a Really Simple Syndication (“RSS”) Feeds to expand its databases for $24,000. In November 2025, the Company acquired RSS Feeds to expand its databases for $18,000. In February 2026, the Company acquired RSS Feeds to expand its databases for $6,080. In May 2026, the Company acquired RSS Feeds to expand its databases for $24,000. The databases with RSS feeds will be amortized on a straight-line basis over the three years. As of May 31, 2026, and August 31, 2025, accumulated amortization of databases was $130,327 and $105,016, respectively.

In December 2024 the Company capitalized website update costs for $15,540. The website update costs will be amortized on a straight-line basis over the three years. As of May 31, 2026 and August 31, 2025, accumulated amortization of intangible assets was $7,338 and $3,453, respectively.

In May 2025, the Company acquired an Application Programming Interface (“API”) for $35,200. On August 31, 2025, the Company capitalized API code optimization costs for $17,400. The API costs will be amortized on a straight-line basis over the three years. As of May 31, 2026 and August 31, 2025, accumulated amortization of intangible assets was $16,430 and $3,280, respectively.

As of May 31, 2026 and August 31, 2025, the total amount of intangible assets comprised of databases, website update costs and API was $269,595 and $221,515, respectively. During the nine months ended May 31, 2026 and the year ended August 31, 2025, the Company recorded amortization expense of $42,346 and $34,849, respectively.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2026 and 2025

(Unaudited)

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of May 31, 2026 and August 31, 2025, the amount of prepaid expenses was $12,810 and $1,500, respectively.

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

Nine months ended May 31, 2026 and 2025

(Unaudited)

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

Our primary revenue streams are:

·RSS Feeds: The Company offers the sale of RSS feeds designed to meet the diverse needs of customers across a variety of industries, including news, public relations, marketing, media, finance, technology, healthcare, and other sectors. These feeds include a variety of related news and information, including news updates, market analyses, industry trends, and regulatory changes. The Company generates and sells a file that contains links to the RSS Feeds where the customer receives the information and use it on its own.

SKY CENTURY INVESTMENT, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended May 31, 2026 and 2025

(Unaudited)

·Podcasts: In addition to selling RSS feeds, the Company generates the file by providing links to access various podcasts that delve into different industries. The company does not produce the podcasts themselves. In these podcasts, customers can find discussions, interviews with industry leaders, expert opinions, and analyses of key trends and events shaping the landscape. The Company generates and sells a file that contains links to podcasts where the customer receives the information and use it on its own.

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

Nine months ended May 31, 2026 and 2025

(Unaudited)

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

NOTE 4 - SEGMENT REPORTING

The following table presents the Company’s revenue disaggregated based on revenue source for the three and nine months ended May 31, 2026 and 2025:

	Three months ended May 31,		Nine months ended May 31,
	2026	2025	2026	2025
IT Services	$7,842	$5,613	$26,591	$5,613
RSS Feeds	30,500	25,225	68,229	39,325
Total Revenue	$38,342	$30,838	$94,820	$44,938

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

Nine months ended May 31, 2026 and 2025

(Unaudited)

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

On January 29, 2026, the Financial Industry Regulatory Authority (the “FINRA”) announced on its Daily List that the Company effected the Reverse Stock Split. On January 30, 2026, the Company completed a one-for-one hundred Reverse Stock Split. As a result of the Reverse Stock Split, each one hundred (100) shares of the Company`s issued and outstanding common stock were automatically combined and reclassified into one (1) share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split was effected automatically, and no action is required by shareholders with respect to the exchange of shares.

On May 1, 2026, the Company converted salary debt to Nataliia Petranetska in the amount of $85,000 for the period from January 1, 2022, to May 31, 2023, into 1,700,000 common restricted shares at the conversion price of $0.05.

As of May 31, 2026, the Company had a total of 3,935,477 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue an aggregate of 30,000,000 preferred shares with a par value of $0.001 per share.

On June 15, 2022, the Board of Directors of Sky Century Investment has authorized the issuance of 5,000,000 preferred stock with 15 votes each to Yan Tie Ying in exchange for 5,000,000 restricted common stock.

As of May 31, 2026, the Company had a total of 5,000,000 shares of its preferred stock issued and outstanding.

Stock Options

As of May 31, 2026, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2026, and August 31, 2025, the amount due to a related party was $147,237 and $121,105, respectively. This amount represented advances made by a director, Nataliia Petranetska, to the Company for its working capital purposes. These advances were unsecured, interest free and with no fixed terms of repayment.

As of May 31, 2026, and August 31, 2025, the payroll liabilities to director were $180,000 and $220,000, respectively.

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

Nine months ended May 31, 2026 and 2025

(Unaudited)

On July 12, 2024, Khamijon Alimzhanov transferred 10,500,000 of common shares to a non-related party.

On December 20,2025, Nataliia Petranetska assigned a portion of $100,000 of her loan to a non-related third party, including the associated conversion right at a fixed price of $0.05 per share.

On May 1, 2026, the Company converted salary debt to Nataliia Petranetska in the amount of $85,000 for the period from January 1, 2022, to May 31, 2023, into 1,700,000 common restricted shares at the conversion price of $0.05.

NOTE 7 - THIRD PARTY TRANSACTIONS

On September 4, 2020 Sky Century Investment, Inc. entered into Loan Assignment Agreement (“Agreement”) with Zhang Yu and Xiaoying Lei. Terms of the Agreement indicated that Xiaoying Lei assigned the loan of $99,537 that he provided to the Company to Zhang Yu. A conversion clause was added to the loan making it convertible into common shares of the Company at a 70% discount to the market price at the time of conversion the day after the Note becomes due, or at fixed price of $0.005 per share. As of May 31, 2026, $99,537 was converted to equity.

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

On December 2, 2021 the Agreement were signed by Sky Century Investment, Inc. and Marketbiz Limited. On January 2, 2023 the Amendment to the Agreement and the Promissory Note were issued. The total amount under the Promissory Note is $109,760. As of May 31, 2026, $56,000 of the total amount was converted to 16,000,000 common shares per value $0.0035 per share. The remaining balance of $53,760 was paid to Marketbiz Limited during the year ended August 31, 2023, and therefore, no further obligations remain under this debt.

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2026, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

General Background of the Company

The Company was incorporated in the state of Nevada as Band Rep Management, Inc., a for-profit entity on May 4, 2012. The Company was renamed to the Sky Century Investment, Inc. on December 15, 2015. On February 29, 2020, Sky Century Investment, Inc. acquired the complete proprietorship of Cannabis News LLC, a business situated at 30 N Gould St, Ste R, Sheridan, WY 82801, USA. The Company owns Cannabis News LLC along with the Cannabis News application with Mr. Alimzhanov personally funded software development expenses. In compliance with the Asset Purchase Agreement dated February 29, 2020, the entire ownership (100%) of Cannabis News LLC, the Wyoming limited liability company, with the Cannabis News application along with all the certified access codes and licenses, exclusively owned by Cannabis News LLC, was transferred to Sky Century Investment, Inc. A Promissory Note was issued to Cannabis News LLC for the total purchase price of $198,000, and it was fully repaid. On May 13, 2026, Cannabis News application was sold to a non-related party.

Sky Century Investment, Inc. is currently operating several primary business lines, with the majority of profits generated from two key sectors: IT Services, consisting of Technical Support and Server Leasing, and the sale of RSS feeds and Podcasts. The Company`s marketing efforts have yet to yield any revenue.

The first primary business line of the Sky Century Investment, Inc. is IT Services. This segment primarily involves:

1)Technical Support: the Company provides to clients ongoing technical support, including maintenance, troubleshooting, and system upgrades, minimizing downtime and optimizing operational efficiency for clients; 2) Server Leasing: the Company offers leased high-performance servers to clients, enabling them to scale operations without significant upfront capital investment. The Company utilizes a server for subleasing purposes, which operates independently without requiring additional support.

The Company continues to expand its IT service offerings as there is a growing demand for cloud solutions, data management and network infrastructure. This business is an integral part of the Company’s overall strategy and complements its other operations, seeking to support other operations and contribute to the stability and diversification of revenue streams.

The Company serves both businesses and individual clients seeking IT infrastructure solutions. The structure of agreements with customers varies based on the specific services provided: server leasing contracts involve fixed-term rental agreements with recurring fees, while technical support services may be structured as either bundled with leasing contracts or offered separately on a subscription or pay-as-you-go basis. For the nine months ended May 31, 2026 and 2025, IT Services business segment accounted for 28% and 12% of the Company’s total revenue, respectively.

2)The secondary major business of Sky Century Investment, Inc. is marketing. Sky Century Investment, Inc. employs different techniques and methodologies to optimize online visibility, engage target audiences, and drive meaningful interactions. One method is Search Engine Optimization (“SEO”), to enhance online visibility and improve search engine rankings for its clients. Through examination of performance metrics and user behavior, the Company furnishes clients with insightful reports illuminating strengths, weaknesses, and areas ripe for optimization. The Company crafts visually appealing and functionally optimized websites mirroring clients’ values and ambitions, providing users with seamless and captivating online experiences. This segment does not contribute to the Company’s total revenue. The marketing division provides services such as internet marketing and a podcast directory, which are not generating revenue at this time.

3)Another aspect of the Company’s business operations represents the selling of RSS feeds and Podcasts. Sky Century Investment, Inc. sells RSS feeds covering news, public relations, marketing, media, finance, technology, healthcare, and other industries to news organizations, websites, and other businesses. The Company’s RSS feed sales offering includes a variety of related news feeds, including breaking news, market analysis, and industry trends. The Company is committed to expanding its RSS feed sales offering to include a wider range of related topics, as well as offering customizable feed options that allow businesses to select the news topics that are most relevant to their audience. The Company also generates revenue by selling access to Podcasts that explore various aspects of different industries. These podcasts feature discussions, interviews with industry leaders, expert insights, and analyses of key trends and events. Customers can access these podcasts through provided links and utilize the information independently. For the nine months ended May 31, 2026 and 2025, the segment of selling of RSS feeds and Podcasts accounted for 72% and 88% of the Company’s total revenue, respectively.

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

RSS Feed Services: In the domain of RSS feed services, the competition of the Sky Century Investment, Inc includes entities providing general and niche content syndication. Our focus on delivering curated, insightful, and industry-specific By consistently offering high-quality content that informs and educates our audience, we aim to position ourselves as a preferred source for specialized information.

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

Offices

Our business office is located at Stanislawa Leszczynskiego 4/25, Wroclaw, 50-078, Poland. Effective June 18, 2026, the Company entered into a formal lease agreement for the office premises for a one-year term ending June 17, 2027. The Company expects to renew or extend the lease upon its expiration, subject to the parties' mutual agreement. Our telephone number is + 1 (205) 238 7735.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2026 as compared to the three months ended May 31, 2025

Revenue

During the three months ended May 31, 2026 and 2025, we have generated total revenues of $38,342 and $30,838, respectively. This represents an increase of $7,504 or approximately 24% year-over-year. The increase in revenue during the three months ended May 31, 2026, compared to the same period in 2025, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the three months ended May 31, 2026 and 2025 were $12,297 and $12,423, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2026 decreased by 1%, or $126. The change was insignificant.

Operating expenses

We had total operating expenses of $30,392 and $31,462, during the three months ended May 31, 2026 and 2025, respectively. The operating expenses for the three months ended May 31, 2026 and 2025 included general and administrative expenses of $17,125 and $15,016; and professional fees of $13,267 and $16,446, respectively. Total operating expenses for 2026 decreased by 3%, or $1,070. The decrease primarily resulted due to lower professional fees in the current period.

Net Income (Loss)

During the three months ended May 31, 2026 and 2025, we had a net loss of $4,347 and $13,047, respectively. This represents a decrease of $8,700, or 67% from the prior year loss. The main impact was the increase in revenue and in operating expenses as described above.

Results of Operations for the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025

Revenue

During the nine months ended May 31, 2026 and 2025, we have generated total revenues of $94,820 and $44,938, respectively. This represents an increase of $49,882 or approximately 111% year-over-year. The increase in revenue during the nine months ended May 31, 2026, compared to the same period in 2025, was primarily due to the implementation of a targeted customer outreach strategy, which was not in place during the same period last year.

Cost of revenues for the nine months ended May 31, 2026 and 2025 were $ 42,346 and $34,849, respectively. Cost of revenue consists of amortization expenses for an intangible asset (database, RSS Feeds, API and website update costs). Cost of revenue for 2026 increased by 22%, or $7,497. The increase was primarily due to the acquisition of RSS Feeds in November 2025 and May 2026.

Operating expenses

We had total operating expenses of $79,447 and $90,915, during the nine months ended May 31, 2026 and 2025, respectively. The operating expenses for the nine months ended May 31, 2026 and 2025 included general and administrative expenses of $47,189 and $54,369; and professional fees of $32,258 and $36,546, respectively. Total operating expenses for 2026 decreased by 13%, or $11,468. The overall decrease in total expenses was due to lower general and administrative expenses and professional fees incurred in the current period.

Other Income (Expenses)

The total other expense for the nine months ended May 31, 2026 and 2025 were $0 and $594, respectively. Other expense included interest on the debt.

Net Income (Loss)

During the nine months ended May 31, 2026 and 2025, we had a net loss of $26,973 and $81,420, respectively. The net loss for 2026 decreased by 67%, or $54,447. The main impact on the decrease in net loss was the increase in revenue and decrease in operating expenses as described above.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of May 31, 2026 and August 31, 2025:

	May 31, 2026	August 31, 2025	$ Change	% Change
Current assets	$13,074	$1,977	$11,597	587%
Current liabilities	356,253	397,449	(41,196)	(10)%
Working capital deficit	$(343,179)	$(395,472)	$52,293	-

As of May 31, 2026 and August 31, 2025, the Company had cash of $264 and $477, respectively. The Company had a working capital deficit of $343,179 and $395,472 as of May 31, 2026 and August 31, 2025, respectively.

	For the nine months ended May 31,		$	%
	2026	2025	Change	Change
Net cash provided by (used in) financing activities operating activities	$(63,265)	$39,916	$(103,181)	(258)%
Net cash used in investing activities	(48,080)	(74,740)	26,660	36%
Net cash provided by financing activities	111,132	46,136	64,996	141%
Net increase (decrease) in cash, restricted cash and cash equivalents	$(213)	$11,312	$-	-%

Cash flows provided by operating activities for 2026 decreased by $103,181 compared to 2025. This decrease was primarily driven by decreased net loss, prepaid expenses, accounts payable and accrued liabilities compared to the prior year. During the nine months ended May 31, 2026, the Company used $63,265 of cash in operating activities due to its net loss of $26,973; amortization of $42,346; prepaid expenses of $11,310; accounts payable and accrued liabilities of $66,362 and deferred income of $966. During the nine months ended May 31, 2025, the Company used $39,916 of cash in operating activities due to its net loss of $81,420; amortization of $34,849; prepaid expense of $22,150; accounts payable and accrued liabilities of $62,950 and deferred income of $1,387.

Investing activities used $48,080 of cash in 2026 compared with $74,740 in 2025. During the nine months ended May 31, 2026, the Company had $48,080 of cash in investing activities consisting of the acquisition of RSS feeds. During the nine months ended May 31, 2025, the Company had $74,740 of cash in investing activities consisting of API purchase, acquisition of RSS feeds and capitalized website update costs.

Financing activities generated $111,132 of cash in 2026 and used $46,136 in 2025. During the nine months ended May 31, 2026, the Company generated $111,132 of cash in financing activities, made up of $85,000 of common stock issuance and $26,132 of proceeds from related party loans. During the nine months ended May 31, 2025, the Company generated $46,136, of cash in financing activities, made up of $29,094 of common stock issuance, $23,173 of proceeds from related party loans, offset by $6,131 in repayments to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending May 31, 2026, there were no pending or threatened legal actions against us.

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

SKY CENTURY INVESTMENT, INC.

Date: July 14, 2026	By:	/s/ Nataliia Petranetska
	Name:	Nataliia Petranetska
	Title:	President, Director, Treasurer & Chief Executive and Financial Officer